Form 10-K/A
period 1995-12-31
PRIME MEDICAL SERVICES INC /TX/
filed 1996-06-04
CIK 895810

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ----------------------------------

                                  FORM 10-K/A
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 (FEE REQUIRED)
                                       OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         FOR THE TRANSITION PERIOD FROM
                 ____________________ TO ____________________

                        COMMISSION FILE NUMBER:  0-22392

                       ----------------------------------

                          PRIME MEDICAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   74-2652727
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

       1301 CAPITAL OF TEXAS HIGHWAY, AUSTIN, TEXAS    78746
         (Address of principal executive offices)    (Zip Code)

                                 (512) 328-2892
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
     Title of each class                on which registered
     -------------------               ----------------------
 Common Stock, $.01 par value          NASDAQ National Market


          Securities registered pursuant to Section 12(g) of the Act:

                       ----------------------------------
                                 Title of class

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO    .
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X .
                             ---

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405).

             AGGREGATE MARKET VALUE AT MAY 31, 1996:  $341,141,638

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

                                    NUMBER OF SHARES OUTSTANDING AT
        TITLE OF EACH CLASS                   MAY 31, 1996
        -------------------         -------------------------------

    Common Stock, $.01 par value              17,784,003

                      DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the registrant's definitive proxy material for the 1996 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

================================================================================

     1. The undersigned registrant hereby amends Item 1, Part I of its Annual Report on Form 10-K for the calendar year ended December 31, 1995 by deletion of the original Item 1 in its entirety and the substitution of the following in its place:

ITEM 1.  BUSINESS.
- ------   --------

     Prime Medical Services, Inc., a Delaware corporation ("Prime" or the "Company"), through its direct and indirect wholly-owned subsidiaries, provides lithotripsy services to hospitals and provides non-medical management services to cardiac rehabilitation centers.

     The Company's predecessor corporation was organized in April 1972. The Company maintains its principal executive office at 1301 Capital of Texas Highway, Austin, Texas 78746, and its telephone number is (512) 328-2892.

     Unless the context indicates otherwise, "Prime" or the "Company" includes Prime, Old Prime, and all of the other direct and indirect wholly-owned subsidiaries of Prime on a consolidated basis.

Lithotripsy Operations
- ----------------------

     The Company provides lithotripsy services through six wholly-owned subsidiaries: Prime Lithotripsy Services, Inc. ("Prime Lithotripsy"), Prime Lithotripter Operations, Inc. ("Prime Lithotripter"), Ohio Litho, Inc. ("Ohio"),
R. R. Litho, Inc. ("R. R. Litho"), Texas Litho, Inc. ("Texas") and Sun Medical Technologies, Inc. ("Sun"). Lithotripsy is a non-invasive procedure that utilizes shock waves to fragment kidney stones. The procedure is conducted on an outpatient basis after the patient receives a local anesthetic. Once the kidney stone is located using an x-ray device, the lithotripter bombards the kidney stone with ultrasonic shock waves that pulverize the stone into small fragments, which can then be passed by the body. Lithotripsy is the only approved alternative to surgery for kidney stones. Kidney stone surgery involves the risks of a general anesthetic, a lengthy hospital stay, an extensive recovery period and the associated patient discomfort and expense. For these reasons, lithotripsy is now the preferred treatment for kidney stones and is suitable for the treatment of over 90% of the patients with kidney stones.

     As of March 15, 1996, through its six subsidiaries, the Company operated nineteen mobile lithotripters which served hospitals and health care facilities in Alabama, Arizona, Arkansas, California, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Montana, New Mexico, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, West Virginia, Washington, Wisconsin and Wyoming. Generally, each contract requires the Company to provide to the hospital or health care facility on an agreed upon schedule the mobile lithotripter, housed in a custom-built trailer, and a technician to assist the urologist with the lithotripsy procedures. The hospital or health care facility normally pays Prime on a per procedure basis. These contracts generally have terms of one to three years.

     The Company also operates or owns an interest in four fixed site lithotripters located at health care facilities in Alabama, California (2) and Florida.

     The Company is identifying and evaluating additional lithotripsy acquisitions.

Diagnostic Imaging Services
- ---------------------------

     During 1994, Prime Diagnostic Services, Inc. and Prime Diagnostic Corp. of Florida, two wholly-owned subsidiaries of the Company, provided non-medical management services to diagnostic imaging centers. The Company had terminated its involvement in all of these operations as of December 31, 1994.

Prime Cardiac Rehabilitation Services, Inc.
- -------------------------------------------

     Prime Cardiac Rehabilitation Services, Inc. ("Prime Cardiac"), a wholly-owned subsidiary of the Company, provides non-medical management services for six cardiac rehabilitation centers, pursuant to agreements with physicians, clinics and hospitals ("Medical Providers") for initial terms of up to ten years. The Medical Providers have absolute authority over the medical services provided at the centers, fees charged to patients and the collection practices of the facility. Prime Cardiac's fees are generally based on collected revenues of the centers.

Acquisitions/Divestitures
- -------------------------

     In October 1993, the Company acquired substantially all of the assets of three partnerships based in Nashville, Tennessee, which owned in the aggregate one stationary lithotripter located in Nashville and three mobile lithotripters which operated in Alabama, Arkansas, Kentucky and Tennessee. In connection with this transaction, the partnerships received approximately 4,400,000 shares of common stock of the Company. Concurrently, with the consummation of the acquisition of the assets of these three partnerships, a wholly-owned subsidiary of the Company was merged with and into Prime Medical Operating, Inc. (formerly named Prime Medical Services, Inc.) ("Old Prime"). In connection with the merger, each of the approximately 10,000,000 outstanding shares of Old Prime was converted into one share of common stock of the Company and the name of the Company was changed to Prime Medical Services, Inc.

     In January 1994, the Company acquired all of the outstanding capital stock of Fazio Consulting, Inc. ("FCI"), a New Jersey corporation, which owns two mobile lithotripters operating in Delaware, Illinois, Indiana, Maryland, Pennsylvania, West Virginia, and Wisconsin. The purchase price for this acquisition was $950,000 in cash, the repayment of two promissory notes of FCI in the aggregate amount of $1,100,000 and an earnout for the next five years based on 50% of the annual net income of FCI. In March, 1995, the Company paid an additional $559,676 for the 1994 earnout. In January, 1996, the Company terminated the earnout agreement for $500,000 in cash.

     Effective April 1, 1994, the Company acquired a 60% interest in Metro Atlanta Stonebusters, G.P., a Texas general partnership, which operates a mobile lithotripter operating in the Atlanta, Georgia area. The purchase price for this acquisition was $2,040,000 in cash and a Promissory Note issued by the Company in an original principal amount of $3,700,000 bearing interest at 6% per year.

     In July, 1994, the Company purchased all of the outstanding capital stock of Alabama Renal Stone Institute, Inc., an Alabama corporation, which operates a fixed site lithotripter located in Birmingham, Alabama. The Company previously operated this lithotripter through a license agreement which was canceled concurrent with the acquisition. The purchase price for this acquisition was $3,000,000 cash paid in 1994, along with an option issued in 1992 for 210,000 shares of the Company's common stock, and an additional payment of $895,000 in August, 1995.

     Effective August 1, 1994, the Company acquired substantially all of the assets of Alabama Lithotripsy Joint Venture, an Alabama general partnership.
The partnership operated a mobile lithotripter in Alabama which it leased from Baptist Medical Center-Montclair. In a related transaction, the Company purchased the lithotripter for a promissory note in the principal amount of $316,000. The purchase price for the assets of the joint venture was $2,862,780 in cash, a promissory note in the principal amount of $2,304,220, a stock purchase warrant covering 724,597 shares of common stock of the Company exercisable at $3.18 per share and the assumption of certain liabilities of the joint venture.

     Effective August 15, 1994, the Company sold substantially all of the assets of Tower Diagnostic Center located in Tampa, Florida. The sales price for the assets was $2,350,000 in cash, a promissory note in the principal amount of $500,000 and the assumption of certain specified liabilities.

     On August 31, 1994, Shasta Diagnostic Center J.V., in which the Company owns a 50% interest, sold substantially all of the assets of Shasta Diagnostic Center located in Redding, California. The sales price for the assets was $450,000 in cash, a promissory note in the principal amount of $450,000, and the assumption of certain specified liabilities.

     Effective December 1, 1994, the Company purchased all of the common stock of Texas Litho, Inc., Ohio Litho, Inc. and R. R. Litho, Inc. from Maxum Health Corp. Texas Litho, Inc. is the sole managing general partner and owns a 20% interest in Texas ESWL/Laser Lithotripter, Ltd. which operates a mobile lithotripter in Texas, Arkansas and Oklahoma. Ohio Litho, Inc. is the sole managing general partner and owns a 21.085% interest in Ohio Mobile Lithotripter, Ltd. which operates a mobile lithotripter in Ohio. R. R. Litho, Inc. is the sole managing general partner of and owns a 20% interest in Arklatx Mobile Lithotripter Limited which operates a mobile lithotripter in Louisiana. The purchase price paid for the common stock was $5,006,715 in cash.

     Effective December 30, 1994, the Company sold all of its assets located at an imaging center in Hemet, California for $260,000 in cash.

     Effective December 31, 1994, the Company sold substantially all of its assets located at an imaging center in Rancho Cucamonga, California for two promissory notes with principal amounts totaling $1,155,000 and the assumption of certain contractual obligations.

     Effective June 1, 1995, the Company acquired a 32.5% interest in Southern California Stone Center, L.L.C., which operates a fixed-site lithotripter and a mobile laser lithotripter in the Los Angeles, California area. The Company paid $1,569,000 in cash for this interest.

     Effective July 1, 1995, the Company acquired a 70% interest in Kidney Stone of South Florida, L.L.C. which operates a fixed site lithotripter in the Miami, Florida area. The purchase price for this interest was $3,885,000 in cash and a promissory note with a principal amount of $1,665,000. The promissory note includes a provision that permits the noteholder to convert all of the unpaid principal balance into common stock of the Company at the quarterly payment dates.

     Effective October 1, 1995, the Company acquired all of the outstanding stock of Sun Medical Technologies, Inc. which operates eight lithotripters in California, Arizona, Montana, New Mexico, Washington and Wyoming. The purchase price of $16,150,000 consisted of cash paid at closing equal to $9,438,000, seven notes payable in three years with original principal amounts totaling $4,025,000, and $2,687,000 cash paid in January, 1996. Additionally, the Company issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $5.99. The notes include provisions that permit the noteholders to convert a portion or all of the unpaid principal balance into the common stock of the Company at $5.99 per share at each payment date.

     The Company had a 1% ownership interest in American Physicians Service Group, Inc. ("APS") at December 31, 1995 and a 22% interest at December 31, 1994. The Company intends to divest the remaining 1% ownership interest in 1996.

Potential Liabilities-Insurance
- -------------------------------

     All medical procedures are performed at the centers directly by, or under the supervision of, urologists, cardiologists and other physicians, who are not employees of the Company. The Company does not provide medical services to any patients. However, patients being treated at centers at which the Company provides non-medical management services could suffer a medical emergency resulting in serious injury or death, which could subject the Company to the risk of a lawsuit seeking substantial damages.

     The Company currently maintains general and professional liability insurance with a total limit of $5,000,000 per loss event and $5,000,000 policy aggregate, with a deductible of $100,000 per occurrence. In addition, the Company requires medical professionals at the centers to maintain professional liability insurance. All of these insurance policies are subject to annual renewal by the insurer. If these policies were to be canceled or not renewed, or failed to provide sufficient coverage for the Company's liabilities, the Company might be forced to self-insure against the potential liabilities referred to above. In that event, a single incident might result in an award of damages which might have a material adverse effect on the operations of the Company.

Governmental Regulation and Associated Risks
- --------------------------------------------

     The Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. The Company is subject to Section 1128B of the Social Security Act (known as the "Illegal Remuneration Statute"), which imposes civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring, or arranging for the referral of, a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar government programs. The federal government has published regulations that provide exceptions or "safe harbors" for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the Illegal Remuneration Statute. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the illegal remuneration statute, but may be subject to greater scrutiny by enforcement agencies. The arrangements between the Company and the partnerships and other entities in which it owns an indirect interest and through which the Company provides most of its lithotripsy services (and the corresponding arrangements between such partnerships and other entities and the treating physicians who own interests therein and who use the lithotripsy facilities owned by such partnerships and other entities) could potentially be questioned under the illegal remuneration prohibition and may not fall within the protection afforded by these safe harbors. Many states also have laws similar to the Federal Illegal Remuneration Statute. While failure to fall within the safe harbors may subject the Company to scrutiny under the Illegal Remuneration Statute, such failure does not constitute a violation of the Illegal Remuneration Statute.

     In addition to the Illegal Remuneration Statute, Section 1877 of the Social Security Act ("Stark II") imposes certain restrictions upon referring physicians and providers of certain designated health services under the Medicare and Medicaid programs. Subject to certain exceptions, Stark II provides that if a physician (or a family member of a physician) has a financial relationship with an entity; (i) the physician may not make a referral to the entity for the furnishing of designated health services reimbursable under the Medicare and Medicaid programs, and (ii) the entity may not bill Medicare, Medicaid, any individual or any third-party payor for designated health services furnished pursuant to a prohibited referral. Entities and physicians committing an act in violation of Stark II are subject to civil money penalties and exclusion from the Medicare and Medicaid programs. Although lithotripsy services are not specifically identified as a designated health service in Stark II, the restrictions do apply to inpatient and outpatient hospital services. Lithotripsy services provided by the Company to Medicare and Medicaid patients are billed by the contracting hospital in its name and under its Medicare and Medicaid program provider numbers. Therefore, while the lithotripsy services could be considered inpatient/outpatient hospital services subject to the self-referral restrictions contained in Stark II, the Company believes that the language and legislative history of Stark II indicate that Congress did not intend for the restrictions contained therein to apply to ownership of interests in the partnerships and other entities through which the Company's lithotripsy services are provided.

     The Stark Law provides an exception for personal services furnished to an entity that bills the Medicare and Medicaid programs for designated health services, such as a hospital. Although physician investors provide a service in conjunction with the lithotripsy services provided by the Company, the services provided by the Company to the hospitals that bill the Medicare and Medicaid programs constitute the nonphysician component of the lithotripsy services. These services are furnished by technicians employed by the Company, utilizing Company equipment. It is unclear whether the personal services exception is limited to services personally furnished by a physician or whether the exception would apply to services furnished by employees of a physician-owned entity. Although regulations interpreting certain provisions of the Stark Law have been published, these regulations do not address the application of the personal services exception to employees of physician-owned entities. Additional regulations are expected to be published that will address this issue. Publication of these regulations could affect the Company's relationships with physician investors and have a materially adverse effect upon the Company.

     In addition, many states have enacted similar legislation.

     Some states require approval, usually in the form of a certificate of need ("CON"), prior to the purchase of major medical equipment exceeding a predesignated capital expenditure threshold or for the commencement of certain clinical health services. Such approval is generally based upon the anticipated utilization of the service and the projected need for the service in the relevant geographical area of the state where the service is to be provided.
CON laws differ in many respects, and not every state's CON law applies to the Company. Most of the Company's operations originated in states which did not require a CON for lithotripsy services, and the Company has obtained a CON in states where one is required. Some states also require registration of lithotripters with the state agency which administers its CON program. Such registration is not subject to any required approval, but rather is an administrative matter imposed so that the state will be aware of all existing clinical health services. The Company registers in those states which require these filings.

     All states in which the Company operates require registration of the flouroscopic x-ray tubes which are utilized to locate the kidney stones treated with the Company's lithotripters. The registration requirements are imposed in order to facilitate periodic inspection of the flouroscopic tubes.

     Some states have regulations that require facilities such as mobile lithotripters to be licensed and to have appropriate emergency care resources and qualified staff meeting the stated educational and experience criteria. The Company's lithotripsy equipment is subject to regulation by the U.S. Food & Drug Administration, and the motor vehicles utilized to transport the Company's mobile lithotripsy equipment are subject to safety regulation by the U.S. Department of Transportation and the states in which the Company conducts its mobile lithotripsy business. The Company believes that it is in material compliance with these regulations.

     While the Company believes it complies in all material respects with the foregoing laws and regulations, and all other applicable regulatory requirements, these laws are complex and have been broadly construed by courts and enforcement agencies. Thus, there can be no assurance that the Company will not be required to change its practices (or its relationships with treating physicians holding minority interests in partnerships and other entities through which the Company provides most of its lithotripsy services), or that the Company will not experience material adverse effects as a result of any investigations or enforcement actions by a federal or state regulatory agency.

     A number of proposals for health care reform have been made in recent years, some of which have included radical changes in the health care system. Health care reform could result in material changes in the financing and regulation of the health care business, and the Company is unable to predict the effect of such changes on its future operations. It is uncertain what legislation on health care reform, if any, will ultimately be implemented or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the results of operations of the Company.

Equipment
- ---------

     The Company purchases its lithotripsy equipment and maintenance is generally provided pursuant to service contracts with the manufacturer or local service companies. The lithotripsy equipment for a given center is generally purchased from one of several suppliers. The cost of a new lithotripter is approximately $1,500,000. For mobile lithotripsy, the Company either purchases or leases the tractor, usually for a term up to five years, and purchases the trailer.

Employees
- ---------

     As of March 15, 1996, the Company employed approximately 86 full-time employees and approximately 15 part-time employees.

Competition
- -----------

     Prime Lithotripsy competes with other firms, hospitals and physician groups which provide lithotripsy treatments through the use of mobile and stationary lithotripters. The primary competitive factors are location, price, quality of service and equipment.

     There are numerous physicians, hospitals, clinics, and other groups that own, operate and manage cardiac rehabilitation centers. The primary competitive factors in this industry are price, professional services offered, and the equipment located at the facility.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A, amending the registrant's Form 10-K for the fiscal year ended December 31, 1995, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PRIME MEDICAL SERVICES, INC.



                                         By /s/ CHERYL WILLIAMS
                                           ------------------------------------
                                            Cheryl Williams
                                            Vice President of Finance, Secretary
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                         Date:  June 4, 1996