Form 10-Q
period 1996-06-30
PRIME MEDICAL SERVICES INC /TX/
filed 1996-08-05
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    _______________________________________

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the quarterly period ended June 30, 1996

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                          __________ to  __________


                         Commission File Number: 0-22392
                    _______________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X   NO
   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                            Number of Shares Outstanding
    Title of Each Class                             July 31, 1996
_____________________________               ____________________________
Common Stock, $.01 par value                         19,070,600

                                     PART I


                              FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

($ in thousands, except per share data)

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                           June 30,
                                                        1996             1995              1996              1995
                                                  ---------------   ---------------   ---------------   ---------------

Fee revenue:
     Lithotripsy:
          Fee revenues                            $        17,044   $         4,226   $        23,113   $         8,154
          Management fees                                   1,060                95             1,614               193
          Equity income                                       372               265               751               435
                                                  ---------------   ---------------   ---------------   ---------------
                                                           18,476             4,586            25,478             8,782
     Cardiac                                                  219               314               441               624
                                                  ---------------   ---------------   ---------------   ---------------
                                                           18,695             4,900            25,919             9,406
                                                  ---------------   ---------------   ---------------   ---------------
Costs and expenses:
     Cost of services and general
          and administrative expense
          Lithotripsy                                       4,728             1,181             6,991             2,316
          Cardiac                                             166               388               325               680
          Corporate                                         1,362               609             1,961             1,145
                                                  ---------------   ---------------   ---------------   ---------------
                                                            6,256             2,178             9,277             4,141

    Depreciation and amortization                           1,851               657             3,000             1,328
                                                  ---------------   ---------------   ---------------   ---------------
                                                            8,107             2,835            12,277             5,469
                                                  ---------------   ---------------   ---------------   ---------------

Operating income                                           10,588             2,065            13,642             3,937

Other income (deductions):
         Interest and dividends                                29                37                51                80
         Interest expense                                  (1,467)             (232)           (1,976)             (511)
         Loan fees and stock offering costs                (3,535)             --              (3,535)             --
         Other, net                                           118                28               198                39
                                                  ---------------   ---------------   ---------------   ---------------
                                                           (4,855)             (167)           (5,262)             (392)
                                                  ---------------   ---------------   ---------------   ---------------
Income before provision for income taxes
         and minority interest                              5,733             1,898             8,380             3,545

Minority interest in consolidated income                    5,765               248             6,242               462

Provision for income taxes                                    321                51               585               203
                                                  ---------------   ---------------   ---------------   ---------------

Net income                                        $          (353)  $         1,599   $         1,553   $         2,880
                                                  ===============   ---------------   ===============   ---------------

Primary earnings per share:
     Net income                                   $         (0.02)  $          0.11   $          0.09   $          0.19
                                                  ===============   ===============   ===============   ===============

     Weighted average shares outstanding                   18,752            15,006            17,426            14,901
                                                  ===============   ===============   ===============   ===============

Fully diluted earnings per share:
     Net income                                   $         (0.02)  $          0.11   $          0.09   $          0.19
                                                  ===============   ===============   ===============   ===============

     Weighted average shares outstanding                   19,142            15,016            18,317            14,990
                                                  ===============   ===============   ===============   ===============





                See notes to consolidated financial statements.
                                       -3-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


($ in thousands)


                                                  June 30,      December 31,
                                                    1996           1995
                                                ____________    ____________

ASSETS

Current assets:
     Cash                                       $      9,177    $      4,692
     Notes receivable                                     51             181
     Accounts receivable, less allowance
       for doubtful accounts of $221 in
       1996 and $232 in 1995                          18,991           4,109
     Other receivables                                 1,870             183
     Deferred income taxes                               680             770
     Prepaid expenses and other current assets         1,027           1,003
                                                ------------    ------------

          Total current assets                        31,796          10,938

Property and equipment:
     Equipment, furniture and fixtures                20,488           7,867
     Leasehold improvements                              113             113
                                                ------------    ------------

                                                      20,601           7,980

Less accumulated depreciation and
     amortization                                     (4,890)         (3,272)
                                                ------------    ------------

     Property and equipment, net                      15,711           4,708


Equity investments                                     7,009           7,623
Goodwill, at cost, net of amortization               133,850          52,679
Other noncurrent assets                                1,898           1,679
                                                ------------    ------------

                                                $    190,264    $     77,627
                                                ============    ============










          See accompanying notes to consolidated financial statements.
                                       -4-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (continued)


($ in thousands)

                                                   June 30,     December 31
                                                     1996           1995
                                                ____________    ____________
LIABILITIES:

Current Liabilities:

  Current portion of long-term debt             $      9,930    $      3,043
  Accounts payable                                     3,564           4,814
  Accrued expenses                                     5,071           2,862
                                                ------------    ------------

     Total current liabilities                        18,565          10,719

Long-term debt, net of current portion                78,642          22,323
Deferred income taxes                                  4,813           1,212
                                                ------------    ------------

     Total liabilities                               102,020          34,254

Minority interest                                     18,406             623

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                                      --              --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,070,600 issued in 1996 and
  14,729,663 issued in 1995                              191             147
Capital in excess of par value                        84,090          58,700
Accumulated deficit                                  (14,443)        (15,996)
Treasury stock, at cost,
   30,000 shares at December 31, 1995                   --              (101)
                                                ------------    ------------

     Total stockholders' equity                       69,838          42,750
                                                ------------    ------------

                                                $    190,264    $     77,627
                                                ============    ============












          See accompanying notes to consolidated financial statements.
                                       -5-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                                 Six  Months Ended June 30,
                                                    1996            1995
                                                ____________    ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected               $     24,314    $      9,194
  Cash paid to employees, suppliers
         of goods and others                         (12,092)         (3,330)
  Interest received                                       52              80
  Interest paid                                       (1,850)           (607)
  Income taxes paid                                     (562)           (192)
                                                ------------    ------------
         Net cash provided by
         operating activities                          9,862           5,145
                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of lithotripter operations                (63,884)           --
  Deferred payments on lithotripter
     entities acquired                                (3,387)           --
  Purchase of equipment and
         leasehold improvements                         (654)           (112)
  Proceeds from sales of equipment                      --                12
  Distributions from investments                       1,175             445
  Purchase of investments                               --               (46)
  Sale of investment in American
     Physicians Service Group, Inc.                     --                97
  Other                                                   57             (26)
                                                ------------    ------------
         Net cash provided by (used in)
         investing activities                        (66,693)            370
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable,
     exclusive of interest                            (4,645)         (5,449)
  Borrowings on notes payable                         70,500            --
  Distributions to minority interest                  (4,876)           (496)
  Exercise of stock options                              337              38
                                                ------------    ------------
         Net cash provided by (used in)
         financing activities                         61,316          (5,907)
                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH, CASH
         EQUIVALENTS AND CASH, PLEDGED                 4,485            (392)

Cash, cash equivalents  and cash
         pledged, beginning of period                  4,692           2,912
                                                ------------    ------------

Cash, cash equivalents  and cash
         pledged, end of period                 $      9,177    $      2,520
                                                ============    ============







                 See notes to consolidated financial statements
                                       -6-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)

                                                  Six Months Ended June 30,
                                                    1996            1995
                                                 ___________    ____________
Reconciliation of net income to
  cash provided by operating activities
    Net income                                  $      1,553    $      2,880

    Adjustments  to  reconcile net  income
          to cash provided  by
          operating activities:
            Depreciation and amortization              3,000           1,328
            Provision for uncollectible accounts          84             249
            Equity in earnings of affiliates            (755)           (433)
            Minority interest in
               consolidated income                     6,243             463
            Writeoff loan fees                           696            --
            Provision for deferred income taxes          158            (120)
            Other                                       --                49

            Changes in  operating  assets  and
               liabilities,  net of  effect  of
               purchase transactions:
                    Notes receivable                     135           1,113
                    Accounts receivable               (1,125)             98
                    Other receivables                    144             425
                    Other current assets                 505             214
                    Accounts payable                    (474)           (991)
                    Accrued expenses                    (302)           (130)
                                                ------------    ------------

                    Total adjustments                  8,309           2,265
                                                ------------    ------------

                  Net cash provided by
                    operating activities        $      9,862    $      5,145
                                                ============    ============

















                 See notes to consolidated financial statements
                                       -7-

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

1.       General
         --------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1995 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 1996 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

2.       Noncash Investing and Financing Activities:
         -------------------------------------------

In April 1996, the Company acquired the stock of Lithotripter, Inc., which manages 31 lithotripters operating in 19 states, effective May 1, 1996. The Company paid cash of $70 million and issued 1,636,364 shares of the Company's stock. The acquisition was accounted for using the purchase method of accounting. The effect of this transaction was as follows:

         Current Assets increased                                    $20,485,000
         Noncurrent Assets increased                                  12,449,000
         Goodwill increased                                           82,237,000
         Current Liabilities increased                                13,150,000
         Noncurrent Liabilities and Minority Interest increased       86,128,000
         Stockholders' Equity increased                               15,893,000

In June 1996, the Company was notified by a noteholder that the noteholder was electing to exercise its warrant for 724,597 shares of the Company's stock. The noteholder utilized the note to pay the exercise price for the shares. The effect of this transaction was:

         Noncurrent Liabilities decreased                            $ 2,304,000
         Stockholders' Equity increased                                2,304,000

In June 1996, certain warrant holders notified the Company that they were exercising their warrants. As of June 30, 1996, the cash payment had not yet been received for the 520,000 shares of the Company's stock. The effect of these transactions were:

         Current Assets increased                                    $ 1,749,000
         Stockholders' Equity increased                                1,749,000

3.       Subsequent Events:
         ------------------

In June 1996, the Company filed with the Securities and Exchange Commission that it would be offering approximately 5 million shares of the Company's stock and that certain shareholders would be selling 4.9 million shares. In July, 1996, the Company announced that it was postponing the stock offering due to the general market decline.

                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Results of Operations
- - ---------------------

Revenues
- - --------

For the six months ended June 30, 1996, total revenues increased $16,513,000 (176%) as compared to the same period in 1995. Revenues from lithotripter operations increased by $16,696,000 primarily due to the acquisition of (1) one lithotripter entity that owned or managed thirty-one lithotripters throughout the U.S. (2) one lithotripter entity that owned or managed eight lithotripters, and (3) 70% interest in a lithotripter operation that operated one lithotripter, after June 30, 1995. In addition, the Company acquired a 32.5% interest in a lithotripter operation that operated one lithotripter, in June 1995. Revenues from cardiac centers decreased $183,000 primarily due to four discontinued/sold cardiac centers.

For the three months ended June 30, 1996, total revenues increased $13,795,000 (282%) as compared to the same period in 1995. Revenues from lithotripter operations increased by $13,890,000 primarily due to the acquisitions discussed above. Revenues from cardiac centers decreased $95,000 primarily due to two discontinued/sold cardiac centers.

Expenses
- - --------

For the six months ended June 30, 1996, costs and expenses decreased from 44% to 36% of revenues, but increased $5,136,000 (124%) in absolute terms, compared to the same period in 1995. Costs of services associated with lithotripter operations increased $4,675,000 (202%) in absolute terms, and from 26% to 27% of lithotripter revenues primarily due to the acquisitions discussed above. Cost of services associated with cardiac centers decreased $355,000 (52%) primarily due to four discontinued/sold cardiac centers. Corporate expenses decreased from 12% to 8% of revenues as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses increased $816,000 (71%) primarily due to the additional corporate expenses associated with the acquisition discussed above and management incentive plans tied to the performance of the Company.

For the three months ended June 30, 1996, costs and expenses decreased from 44% to 33% of revenues, but increased $4,078,000 (187%) in absolute terms, compared to the same period in 1995. Costs of services associated with lithotripter operations increased $3,547,000 (300%) in absolute terms and remained flat at 26% of lithotripter revenues for the reasons described above. Cost of services associated with cardiac centers decreased $222,000 (57%) primarily due to two discontinued/sold cardiac centers. Corporate expenses decreased from 12% to 7% of revenues, and increased $753,000 (124%) in absolute terms, due to the reasons discussed above.

Other Income (Deductions)
- - --------------------------

For the six months ended June 30, 1996, other deductions increased $4,870,000 primarily due to (1) the Company wrote off $2,735,000 in fees paid to lenders to obtain financing, and $800,000 in fees associated with the stock offering that was postponed in July, 1996 and (2) interest expense increased $1,465,000 due to $70,500,000 in new borrowings in 1996 primarily for the acquisition of the lithotripter entity in April, 1996.

For the three months ended June 30, 1996, other deductions increased $4,688,000 primarily due to the reasons discussed above.

Liquidity and Capital Resources
- - -------------------------------

Cash was  $9,177,900  and  $2,522,000  at June 30, 1996 and  December 31, 1995,
respectively. Cash provided by operations for the six months ended June 30, 1996 was $9,862,000 compared to cash provided by operations for the six months ended June 30, 1995 in the amount of $5,145,000.

Cash used in investing activities for the six months ended June 30, 1996 was $66,693,000 compared to cash provided by investing activities for the six months ended June 30, 1995 in the amount of $370,000. This was primarily due to the acquisition of a lithotripter entity, that owns or manages 31 lithotripters, which resulted in the net use of cash amounting to $63,884,000. In addition, the Company paid out $3,387,000 in deferred payments on lithotripter entities acquired previously. Cash provided by financing activities for the six months ended June 30, 1996 was $61,316,000, which included $70.5 million in new borrowings for the acquisition discussed above, offset by $4,876,000 in distributions to minority interest partners and $4,645,000 in payments on notes payable. Cash used in financing activities for the six months ended June 30, 1995 was $5,907,000, which included $5,449,000 in payments on notes payable and $496,000 in distributions to minority interest partners.

The Company has utilized a substantial amount of cash for acquisitions since 1992. Management believes that its present cash position, together with funds generated from operations, will provide sufficient resources to meet its cash requirements for current operations. The Company expects to facilitate additional acquisitions through cash flow, the issuance of seller debt and outside debt financing.

                                     PART II


                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         11.      Statement regarding computation of per share earnings.

(b)      Current Reports on Form 8-K

         On May 2, 1996, the Company filed a current report on Form 8-K that disclosed the acquisition of all of the outstanding capital stock of Lithotripters, Inc. Financial statements of the business acquired were not available at the time.

         On June 4, 1996, the Company filed a current report on Form 8-K/A that included the financial statements of Lithotripters, Inc. and the required Pro-Forma financial information.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PRIME MEDICAL SERVICES, INC.




Date:    August 5, 1996                    By:   /s/ Cheryl Williams
                                                 -----------------------
                                                 Chief Financial Officer