Form 10-Q
period 1996-09-30
PRIME MEDICAL SERVICES INC /TX/
filed 1996-10-31
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1996

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                                _____  to  _____


                         Commission File Number: 0-22392
                              --------------------

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

YES X     NO
   ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                             Number of Shares Outstanding at
    Title of Each Class                              October 31, 1996
    -------------------                      -------------------------------
Common Stock, $.01 par value                             19,078,933

                                     PART I


                              FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

($ in thousands, except per share data)

                                                           Three Months Ended                 Nine Months Ended
                                                              September  30,                    September 30,
                                                       1996                1995             1996              1995
                                                      -----               ------           ------            -----
Fee revenue:
     Lithotripsy:
          Fee revenues                            $        22,118  $         4,810   $        45,231   $        12,964
          Management fees                                   1,485              656             3,099               849
          Equity income                                       496              459             1,247               894
                                                  ---------------  ---------------   ---------------   ---------------
                                                           24,099            5,925            49,577            14,707
     Cardiac                                                  201              233               642               856
                                                  ---------------  ---------------   ---------------   ---------------
                                                           24,300            6,158            50,219            15,563
                                                  ---------------  ---------------   ---------------   ---------------
Costs and expenses:
     Cost of services and general
     and administrative expense
          Lithotripsy                                       6,278            1,236            12,956             3,552
          Cardiac                                             162              734               487             1,414
          Corporate                                         1,363              643             3,324             1,789
                                                  ---------------  ---------------   ---------------   ---------------
                                                            7,803            2,613            16,767             6,755

     Depreciation and amortization                          2,286              705             5,286             2,032
                                                  ---------------  ---------------   ---------------   ---------------
                                                           10,089            3,318            22,053             8,787
                                                  ---------------  ---------------   ---------------   ---------------

Operating income                                           14,211            2,840            28,166             6,776

Other income (deductions):
     Interest and dividends                                    35               33                86               113
     Interest expense                                      (1,922)            (265)           (4,211)             (776)
     Loan fees and stock offering costs                       --               --             (3,535)              --
     Other, net                                               200              339               398               378
                                                  ---------------  ---------------   ---------------   ---------------
                                                           (1,687)             107            (7,262)             (285)
                                                  ---------------  ---------------   ---------------   ---------------
Income before provision for income taxes
     and minority interest                                 12,524            2,947            20,904             6,491

Minority interest in consolidated income                    7,716              430            13,958               892

Provision for income taxes                                    791              252             1,376               454
                                                  ---------------  ---------------   ---------------   ---------------

Net income                                        $         4,017  $         2,265   $         5,570   $         5,145
                                                  ===============  ===============   ===============   ===============

Primary earnings per share:
     Net income                                   $          0.21  $          0.15   $          0.31   $          0.34
                                                  ===============  ===============   ===============   ===============

     Weighted average shares outstanding                   19,515           15,195            18,120            15,013
                                                  ===============  ===============   ===============   ===============

Fully diluted earnings per share:
     Net income                                   $          0.21  $          0.15   $          0.31   $          0.34
                                                  ===============  ===============   ===============   ===============

     Weighted average shares outstanding                   19,515           15,308            18,478            15,177
                                                  ===============  ===============   ===============   ===============



                 See notes to consolidated financial statements.
                                       -3-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


($ in thousands)


                                            September 30,     December 31,
                                                1996              1995
                                           --------------    --------------

ASSETS

Current assets:
     Cash                                  $       10,456    $        4,692
     Notes receivable                                  10               181
     Accounts receivable, less allowance
       for doubtful accounts of $332 in
       1996 and $232 in 1995                       17,887             4,109
     Other receivables                              1,853               183
     Deferred income taxes                            803               770
     Prepaid expenses and
       other current assets                           833             1,003
                                           --------------    --------------

         Total current assets                      31,842            10,938

Property and equipment:
     Equipment, furniture and fixtures             20,876             7,867
     Leasehold improvements                           113               113
                                           --------------    --------------

                                                   20,989             7,980

Less accumulated depreciation and
     amortization                                  (6,135)           (3,272)
                                           --------------    --------------

         Property and equipment, net               14,854             4,708


Equity investments                                  7,151             7,623
Goodwill, at cost, net of amortization            132,941            52,679
Other noncurrent assets                             1,822             1,679
                                           --------------    --------------

                                           $      188,610    $       77,627
                                           ==============    ==============










          See accompanying notes to consolidated financial statements.
                                       -4-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


($ in thousands)

                                            September 30,     December 31,
                                                1996              1995
                                           --------------    --------------

LIABILITIES:

Current Liabilities:

     Current portion of long-term debt     $       10,578    $        3,043
     Accounts payable                               3,554             4,814
     Accrued expenses                               5,158             2,862
                                           --------------    --------------

         Total current liabilities                 19,290            10,719

Long-term debt, net of current portion             71,509            22,323
Deferred income taxes                               5,368             1,212
                                           --------------    --------------

         Total liabilities                         96,167            34,254

Minority interest                                  18,588               623

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
     1,000,000 shares authorized;
     none outstanding                                --                --
Common stock, $.01 par value,
     40,000,000 shares authorized;
     19,070,600 issued in 1996 and
     14,729,663 issued in 1995                        191               147
Capital in excess of par value                     84,090            58,700
Accumulated deficit                               (10,426)          (15,996)
Treasury stock, at cost,
     30,000 shares at December 31,1995                --               (101)
                                           --------------    --------------

         Total stockholders' equity                73,855            42,750
                                           --------------    --------------

                                           $      188,610    $       77,627
                                           ==============    ==============












          See accompanying notes to consolidated financial statements.
                                       -5-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                             Nine Months Ended September 30,
                                                 1996              1995
                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected       $       49,276    $       14,297
     Cash paid to employees, suppliers
        of goods and others                       (20,069)           (4,604)
     Interest received                                 86               116
     Interest paid                                 (3,296)             (922)
     Income taxes paid                               (702)             (232)
                                           --------------    --------------
          Net cash provided by
          operating activities                     25,295             8,655
                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of lithotripter operations          (63,884)           (7,087)
     Deferred payments on
        lithotripter entities                      (3,387)             --
     Purchase of equipment and
        leasehold improvements                     (1,071)             (436)
     Proceeds from sales of equipment                --                  17
     Distributions from investments                 1,751               679
     Sale of investment in American
          Physicians Service Group,  Inc.            --               2,050
     Other                                           (172)             (138)
                                           --------------    --------------
          Net cash (used in)
          investing activities                    (66,763)           (4,915)
                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable,
        exclusive of interest                     (12,696)           (8,346)
     Borrowings on notes payable                   72,000             3,500
     Distributions to minority interest           (12,409)             (714)
     Exercise of stock options                        337                39
                                           --------------    --------------
          Net cash provided by (used in)
          financing activities                     47,232            (5,521)
                                           --------------    --------------

NET INCREASE (DECREASE) IN CASH, CASH
     EQUIVALENTS AND CASH, PLEDGED                  5,764            (1,781)

Cash, cash equivalents and cash
     pledged, beginning of period                   4,692             2,912
                                           --------------    --------------

Cash, cash equivalents and cash
     pledged, end of period                $       10,456    $        1,131
                                           ==============    ==============







                 See notes to consolidated financial statements
                                       -6-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                             Nine Months Ended September 30,
                                                1996              1995
                                           --------------    --------------
Reconciliation of net income to
  cash provided by operating activities
     Net income                            $        5,570    $        5,145

Adjustments to reconcile  net  income
  to  cash provided  by
  operating activities:
     Depreciation and amortization                  5,286             2,032
     Provision for uncollectible accounts             290               754
     Equity in earnings of affiliates              (1,253)             (896)
     Minority interest in consolidated income      13,957               892
     Writeoff loan fees                               696              --
     Provision for deferred income taxes              633              --
     Other                                           --                (264)

Changes  in  operating  assets  and
  liabilities,  net  of  effect
  of  purchase transactions:
     Notes receivable                                 179             1,311
     Accounts receivable                             (228)             (566)
     Other receivables                                163               419
     Other current assets                             700                39
     Accounts payable                                (485)             (277)
     Accrued expenses                                (213)               66
                                           --------------    --------------

          Total adjustments                        19,725             3,510
                                           --------------    --------------

          Net cash provided by
          operating activities             $       25,295    $        8,655
                                           ==============    ==============

















                 See notes to consolidated financial statements
                                       -7-

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

1.       General
         -------
The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1995 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 1996 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.


2.       Subsequent Events:
         ------------------
In October, 1996, the Company filed with the Securities and Exchange Commission to register 2,265,240 shares of common stock held by certain shareholders. None of these shareholders are affiliates of the Company and the Company will not receive any of the proceeds from the sale of these shares. The Company will bear the expenses of the registration.

                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations





Results of Operations
---------------------
Revenues
---------
For the nine months ended September 30, 1996, total revenues increased $34,656,000 (223%) as compared to the same period in 1995. Revenues from lithotripter operations increased by $34,870,000 primarily due to the acquisition of (1) one lithotripter entity that owned or managed thirty-one lithotripters throughout the U.S. (2) one lithotripter entity that owned or managed eight lithotripters, and (3) 70% interest in a lithotripter operation that operated one lithotripter, as of July 1, 1995. In addition, the Company acquired a 32.5% interest in a lithotripter operation that operated one lithotripter, in June 1995. Revenues from cardiac centers decreased $214,000 primarily due to four discontinued/sold cardiac centers.

For the three months ended September 30, 1996, total revenues increased $18,142,000 (295%) as compared to the same period in 1995. Revenues from lithotripter operations increased by $18,174,000 primarily due to the acquisitions discussed above.

Expenses
---------
For the nine months ended September 30, 1996, costs and expenses decreased from 43% to 33% of revenues, but increased $10,012,000 (148%) in absolute terms, compared to the same period in 1995. Costs of services associated with lithotripter operations increased $9,404,000 (265%) in absolute terms and from 24% to 26% of lithotripter revenues primarily due to the acquisitions discussed above. Cost of services associated with cardiac centers decreased $927,000 (66%) primarily due to four discontinued/sold cardiac centers. Corporate expenses decreased from 11% to 7% of revenues as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses increased $1,535,000 (86%) primarily due to the additional corporate expenses associated with the acquisition discussed above and the management incentive plans tied to the performance of the Company.

For the three months ended September 30, 1996, costs and expenses decreased from 42% to 32% of revenues, but increased $5,190,000 (199%) in absolute terms, compared to the same period in 1995. Costs of services associated with lithotripter operations increased $5,042,000 (408%) in absolute terms and from 21% to 26% of lithotripter revenues for the reasons described above. Cost of services associated with cardiac centers decreased $572,000 (78%) primarily due to one discontinued/sold cardiac center. Corporate expenses decreased from 10% to 6% of revenues, and increased $720,000 (112%) in absolute terms, due to the reasons discussed above.

Other Income (Deductions)
-------------------------
For the nine months ended September 30, 1996, other deductions increased $6,977,000 primarily due to (1) the Company wrote off $2,735,000 in fees paid to lenders to obtain financing, and $800,000 in fees associated with the stock offering that was cancelled in August, 1996 and (2) interest expense increased $3,435,000 due to $72,000,000 in new borrowings in 1996 primarily for the acquisition of the lithotripter entity in April, 1996.

For the three months ended September 30, 1996, other deductions increased $1,794,000 primarily due to the reasons discussed above.

Liquidity and Capital Resources
-------------------------------
Cash was $10,456,900 and $4,692,000 at September 30, 1996 and December 31, 1995,
respectively. Cash provided by operations for the nine months ended September 30, 1996 was $25,295,000 compared to cash provided by operations for the nine months ended September 30, 1995 in the amount of $8,655,000.

Cash used in investing activities for the nine months ended September 30, 1996 was $66,763,000 compared to cash used in investing activities for the nine months ended September 30, 1995 in the amount of $4,915,000. This was primarily due to the acquisition of a lithotripter entity, that owns or manages 31 lithotripters, which resulted in the net use of cash amounting to $63,884,000.
In addition, the Company paid out $3,387,000 in deferred payments on lithotripter entities acquired previously. Cash provided by financing activities for the nine months ended September 30, 1996 was $47,232,000, which included $72.0 million in new borrowings for the acquisition discussed above, offset by $12,409,000 in distributions to minority interest partners and $12,696,000 in payments on notes payable. Cash used in financing activities for the nine months ended September 30, 1995 was $5,521,000, which included $8,346,000 in payments on notes payable and $714,000 in distributions to minority interest partners.

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

         27.      Financial Data Schedule

(b)      Current Reports on Form 8-K

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PRIME MEDICAL SERVICES, INC.




Date: October 31, 1996                            By: /s/ Cheryl Williams
                                                     ----------------------
                                                     Chief Financial Officer