Form 10-K
period 1996-12-31
PRIME MEDICAL SERVICES INC /TX/
filed 1997-03-27
CIK 895810

_______________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                                  _____ to  _____

                         Commission File Number: 0-22392
                              ___________________

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES___X___    NO  _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

          Aggregate Market Value at March 20, 1997: $216,678,000

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                             Number  of  Shares Outstanding  at
     Title of Each Class                                March 20, 1997
     -------------------                                --------------
Common Stock,  $.01 par value                             19,260,267

                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the Registrant's definitive proxy material for the 1997 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

                          PRIME MEDICAL SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                     PART I

     ITEM 1.  BUSINESS.
     -------  ---------

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

     Unless the context indicates otherwise, "Prime" or the "Company" includes Prime and all of the other direct and indirect wholly-owned subsidiaries of Prime on a consolidated basis.

Lithotripsy Operations
----------------------

     The Company provides lithotripsy services through seven wholly-owned subsidiaries: Prime Lithotripsy Services, Inc. ("Prime Lithotripsy"), Prime Lithotripter Operations, Inc. ("Prime Lithotripter"), Ohio Litho, Inc. ("Ohio"),
R. R. Litho, Inc. ("R. R. Litho"), Texas Litho, Inc. ("Texas"), Sun Medical Technologies, Inc. ("Sun") and Lithotripters, Inc. Lithotripsy is a non-invasive procedure for the treatment of kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. Lithotripsy is the only approved alternative to surgery for kidney stones. For these reasons, lithotripsy is now the preferred treatment for kidney stones and is suitable for the treatment of the overwhelming majority of the patients with kidney stones.

     As of March 15, 1997, the Company had an economic interest in 49 mobile lithotripters and 6 fixed site lithotripters, all but two of which are operated by the Company. The Company's lithotripters serve hospitals and health care facilities in 32 states. The Company provides non-medical services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers, while medical care is rendered by urologists utilizing the lithotripters.

     The Company contracts for its lithotripsy services with hospitals and surgery centers for utilization by urologists practicing at these facilities. The Company markets to such facilities by providing well-maintained and conveniently scheduled equipment for the use of the facility's doctors and patients and by providing a full range of administrative and support services that enable the facility to provide higher quality and more efficient care.

     The Company's service agreements, which generally have terms of one to five years, provide for the three basic types of billing arrangements described below. In all instances, urologists who perform lithotripsy procedures bill separately for their professional fees.

     Hospital Billing Contracts - Under a hospital billing contract, the Company bills and collects from the hospital or surgery center for lithotripsy services provided by the Company to patients. The rates charged under these arrangements may vary depending upon the number of procedures performed in a specific period or category of patient. The hospital or surgery center is responsible for billing and collecting from the patient or third-party payor directly.

     True-up Contracts - Under a true-up contract, the Company bills and collects a negotiated fee from the hospital or surgery center, which is then retrospectively reviewed and adjusted based on the payments received by the hospital or surgery center for the corresponding treatments. The hospital or surgery center is responsible for billing and collecting from the patient or third-party payor directly, which forms the basis for any true-up.

     Direct Billing Contracts - Under a direct billing contract, the Company bills the patient or the patient's third-party payor a combined fee, which includes all aspects of the procedure, excluding the treating urologist's fee. The Company then pays the hospital or surgery center a percentage of the collected amount for its services.

Diagnostic Imaging Services
---------------------------

     As of December 31, 1994, the Company had terminated its involvement in its diagnostic operations. Prior to that, Prime Diagnostic Services, Inc. and Prime Diagnostic Corp. of Florida, two wholly-owned subsidiaries of the Company, provided non-medical management services to diagnostic imaging centers.

Prime Cardiac Rehabilitation Services, Inc.
-------------------------------------------

     Prime Cardiac Rehabilitation Services, Inc. ("Prime Cardiac"), a wholly-owned subsidiary of the Company, provides non-medical management services for six cardiac rehabilitation centers, pursuant to agreements with physicians, clinics and hospitals ("Medical Providers") for initial terms of up to ten years. The Medical Providers have absolute authority over the medical services provided at the centers, fees charged to patients and the collection practices of the facility. Prime Cardiac's fees are generally based on collected revenues of the centers. The Company has substantially reduced its cardiac rehabilitation business over the last three years, which accounted for less than 2% of the Company's total revenues for the year ended December 31, 1996.

Acquisitions/Divestitures
-------------------------

     Effective May 1, 1996, the Company acquired Lithotripters, Inc. which operates 31 lithotripters in 19 states through a network of 21 affiliated limited partnerships. Lithotripters, Inc. has an economic interest of 20% to 58% in each of these partnerships. Due to the significant control maintained by Lithotripters, Inc. as provided in the partnership agreements, revenues and expenses for the partnerships are consolidated and a minority interest equivalent to the limited partners' aggregate ownership interest is recorded. The purchase price was $86,500,000 consisting of $71,600,000 cash and 1,636,000 shares of the Company's common stock valued at $14,900,000.

     Effective October 1, 1995, the Company acquired all of the outstanding stock of Sun Medical Technologies, Inc. which operates 8 lithotripters in California, Arizona, Montana, New Mexico, Washington and Wyoming. The purchase price of $16,150,000 consisted of cash paid at closing equal to $9,438,000, seven notes payable in three years with original principal amounts totaling $4,025,000, and $2,687,000 cash paid in January, 1996. Additionally, the Company issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $5.99. The notes included provisions that permit the noteholders to convert a portion or all of the unpaid principal balance into the common stock of the Company at $5.99 per share at each payment date. In 1996, all of the warrants were exercised and the noteholders converted the outstanding balances of their notes into the Company's stock.

     Effective July 1, 1995, the Company acquired a 70% interest in Kidney Stone of South Florida, L.L.C. which operates a fixed site lithotripter in the Fort Lauderdale, Florida area. The purchase price for this interest was $3,885,000 in cash and a promissory note with a principal amount of $1,665,000. The promissory note included a provision that permits the noteholder to convert all of the unpaid principal balance into common stock of the Company at the quarterly payment dates. The noteholder converted the outstanding balance of the note into the Company's stock in 1996.

     Effective June 1, 1995, the Company acquired a 32.5% interest in Southern California Stone Center, L.L.C., which operates a fixed-site lithotripter and a mobile lithotripter in the Los Angeles, California area. The Company paid $1,569,000 in cash for this interest.

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

     Effective December 1, 1994, the Company purchased all of the common stock of Texas Litho, Inc., Ohio Litho, Inc. and R. R. Litho, Inc. from Maxum Health Corp. Texas Litho, Inc. is the sole managing general partner and owns an approximate 20% interest in Texas ESWL/Laser Lithotripter, Ltd. which operates a mobile lithotripter in Texas, Arkansas and Oklahoma. Ohio Litho, Inc. is the sole managing general partner and owns an approximate 21% interest in Ohio Mobile Lithotripter, Ltd. which operates a mobile lithotripter in Ohio. R. R. Litho, Inc. is the sole managing general partner of and owns an approximate 20% interest in Arklatx Mobile Lithotripter Limited Partnership which operates a mobile lithotripter in Louisiana. The purchase price paid for the common stock was $5,007,000 in cash.

     On August 31, 1994, Shasta Diagnostic Center J.V., in which the Company owned a 50% interest, sold substantially all of the assets of Shasta Diagnostic Center located in Redding, California. The sales price for the assets was $450,000 in cash, a promissory note in the principal amount of $450,000, and the assumption of certain specified liabilities.

     Effective August 15, 1994, the Company sold substantially all of the assets of Tower Diagnostic Center located in Tampa, Florida. The sales price for the assets was $2,350,000 in cash, a promissory note in the principal amount of $500,000 and the assumption of certain specified liabilities.

     Effective August 1, 1994, the Company acquired substantially all of the assets of Alabama Lithotripsy Joint Venture, an Alabama general partnership. The partnership operated a mobile lithotripter in Alabama which it leased from Baptist Medical Center-Montclair. In a related transaction, the Company purchased the lithotripter for a promissory note in the principal amount of $316,000. The purchase price for the assets of the joint venture was $2,863,000 in cash, a promissory note in the principal amount of $2,304,000, a stock purchase warrant covering 725,000 shares of common stock of the Company exercisable at $3.18 per share and the assumption of certain liabilities of the joint venture. In 1996, the warrants were exercised and the note was paid off.

     In July 1994, the Company purchased all of the outstanding capital stock of Alabama Renal Stone Institute, Inc., an Alabama corporation, which operates a fixed site lithotripter located in Birmingham, Alabama. The Company previously operated this lithotripter through a license agreement which was canceled concurrent with the acquisition. The purchase price for this acquisition was $3,000,000 cash paid in 1994, along with an option issued in 1992 for 210,000 shares of the Company's common stock, and an additional payment of $895,000 in August, 1995.

     Effective April 1, 1994, the Company acquired a 60% interest in Metro Atlanta Stonebusters, G.P., a Texas general partnership, which operates a mobile lithotripter operating in the Atlanta, Georgia area. The purchase price for this acquisition was $2,040,000 in cash and a promissory note issued by the Company in an original principal amount of $3,700,000 bearing interest at 6% per year.

     In January 1994, the Company acquired all of the outstanding capital stock of Fazio Consulting, Inc. ("FCI"), a New Jersey corporation, which owns 2 mobile lithotripters operating in Delaware, Illinois, Indiana, Maryland, Pennsylvania, West Virginia, and Wisconsin. The purchase price for this acquisition was $950,000 in cash, the repayment of two promissory notes of FCI in the aggregate amount of $1,100,000 and an earnout for the next five years based on 50% of the annual net income of FCI. In March, 1995, the Company paid an additional $560,000 for the 1994 earnout. In January, 1996, the Company terminated the earnout agreement for $500,000 in cash.

     The Company had a 1% ownership interest in American Physicians Service Group, Inc. ("APS") at December 31, 1995 and 1996 and a 22% interest at December 31, 1994. The Company intends to divest the remaining 1% ownership interest.

Potential Liabilities-Insurance
-------------------------------

     All medical procedures performed in connection with the Company's business activities are conducted directly by, or under the supervision of, urologists, cardiologists and other physicians, who are not employees of the Company. The Company does not provide medical services to any patients. However, patients being treated at health care facilities at which the Company provides its non-medical services could suffer a medical emergency resulting in serious injury or death, which could subject the Company to the risk of lawsuits seeking substantial damages.

     The Company currently maintains general and professional liability insurance with a total limit of $1,000,000 per loss event and $3,000,000 policy aggregate and an umbrella excess limit of $10,000,000, with a deductible of $25,000 per occurrence. In addition, the Company requires medical professionals who utilize its services to maintain professional liability insurance. All of these insurance policies are subject to annual renewal by the insurer. If these policies were to be canceled or not renewed, or failed to provide sufficient coverage for the Company's liabilities, the Company might be forced to self-insure against the potential liabilities referred to above. In that event, a single incident might result in an award of damages which might have a material adverse effect on the operations of the Company.

Governmental Regulation and Associated Risks
--------------------------------------------

     The Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. The Company is subject to Section 1128B of the Social Security Act (known as the "Illegal Remuneration Statute"), which imposes civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring, or arranging for the referral of, a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar government programs. The federal government has published regulations that provide exceptions or "a safe harbor" for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the Illegal Remuneration Statute. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the Illegal Remuneration Statute, but may be subject to greater scrutiny by enforcement agencies. The arrangements between the Company and the partnerships and other entities in which it owns an indirect interest and through which the Company provides most of its lithotripsy services (and the corresponding arrangements between such partnerships and other entities and the treating physicians who own interests therein and who use the lithotripsy facilities owned by such partnerships and other entities) could potentially be questioned under the illegal remuneration prohibition and may not fall within the protection afforded by these safe harbors. Many states also have laws similar to the Federal Illegal Remuneration Statute. While failure to fall within the safe harbors may subject the Company to scrutiny under the Illegal Remuneration Statute, such failure does not constitute a violation of the Illegal Remuneration Statute.

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

     It is unclear whether one of the enumerated exceptions to Stark II would apply if lithotripsy services are considered inpatient/outpatient hospital services when billed by a hospital. A complete regulatory interpretation of Stark II will only be available upon publication of the final Stark II regulations. Additionally, it is unclear to what extent these regulations may address issues regarding the Company's relationships with physician investors. Publication of these regulations could affect the Company's relationships with physician investors and have a materially adverse effect upon the Company.

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

     All states in which the Company operates require registration of the fluoroscopic x-ray tubes which are utilized to locate the kidney stones treated with the Company's lithotripters. The registration requirements are imposed in order to facilitate periodic inspection of the fluoroscopic tubes.

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

Equipment
---------

     The Company purchases its lithotripter equipment and maintenance is generally provided pursuant to service contracts with the manufacturer or local service companies. The cost of a new lithotripter is approximately $1,200,000. For mobile lithotripsy, the Company either purchases or leases the tractor, usually for a term up to five years, and purchases the trailer or a self contained coach.

Employees
---------

     As of March 15, 1997, the Company employed approximately 250 full-time employees and approximately 20 part-time employees.

Competition
-----------

     The market to provide lithotripsy services is highly fragmented and competitive. The Company competes with other private facilities and medical centers that offer lithotripsy services and with hospitals, clinics and individual medical practitioners that offer conventional medical treatment for kidney stones. Certain of the Company's current and potential competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and development of operations in markets targeted by the Company.

     There are numerous physicians, hospitals, clinics, and other groups that own, operate and manage cardiac rehabilitation centers. The primary competitive factors in this industry are price, professional services offered, and the equipment located at the facility.

ITEM 2.           PROPERTIES.
-------           -----------

     The Company's principal executive office is located in Austin, Texas in an office building owned by APS. The Company pays APS approximately $4,000 per month, which includes rental payment for approximately 2,800 square feet of office space, reception and telephone services, and certain other services and facilities. The office space lease expires in December, 1997.

     The Company leases approximately 11,000 square feet of office space in Fayetteville, NC under two leases expiring in 2001. The current monthly lease amount is approximately $10,000.

     The Company leases approximately 5,700 square feet of office space in Campbell, California under a five year lease which expires in 1997. The current monthly lease amount is approximately $10,000.



ITEM 3.           LEGAL PROCEEDINGS.
-------           ------------------
                  NONE.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------           ----------------------------------------------------
                  NONE.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS.
------            -------------------------------------------------------------

     The following table sets forth the high and low closing prices for the Company's common stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System, for the years ended December 31, 1996 and 1995 (NASDAQ Symbol "PMSI").


              Year Ended December 31, 1996           High         Low
              ----------------------------           ----         ----
              First Quarter                    $    13.31   $     6.75
              Second Quarter                        20.38        13.06
              Third Quarter                         17.25        11.00
              Fourth Quarter                        13.75        10.00

              Year Ended December 31, 1995           High         Low
              ----------------------------           ----         ----
              First Quarter                    $     4.00   $     3.25
              Second Quarter                         4.94         3.38
              Third Quarter                          4.88         4.06
              Fourth Quarter                         9.13         4.63

     On March 20, 1997, the Company had approximately 890 holders of record of its common stock.

     The Company has not declared any cash dividends on its common stock during the last two years and has no present intention of declaring any cash dividends in the foreseeable future. In addition, the Company is not permitted by its current credit facility to declare or make any payments for dividends. It is the present policy of the Board of Directors to retain all earnings to provide funds for the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements, loan covenants and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

($ in thousands, except per share data)


                                                                Years Ended December 31,
                                          1996           1995           1994           1993           1992
                                       ----------     ----------     ----------     ----------     ----------

Revenues:

Lithotripsy                            $   71,602     $   22,153     $   14,843     $    7,309     $    4,291

Imaging and cardiac                           802          1,042          9,925         13,259         15,026
                                       ----------     ----------     ----------     ----------     ----------

Continuing operations                  $   72,404     $   23,195     $   24,768     $   20,568     $   19,317
                                       ==========     ==========     ==========     ==========     ==========


Income:

Net income                             $    8,961     $    7,204     $    4,504     $    2,539     $    1,592
                                       ==========     ==========     ==========     ==========     ==========


Fully diluted earnings per share:

Net income                             $     0.48     $     0.46     $     0.31     $     0.21     $     0.17
                                       ==========     ==========     ==========     ==========     ==========


Dividends per share                       None           None           None           None           None


Total assets                           $  197,753     $   77,627     $   53,861     $   38,678     $   22,349
                                       ==========     ==========     ==========     ==========     ==========

Long-term obligations                  $   70,910     $   22,323     $   12,734     $    2,675     $    3,921
                                       ==========     ==========     ==========     ==========     ==========

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.
-------           --------------------------------------------------

Year ended December 31, 1996 compared to the year ended December 31, 1995
--------------------------------------------------------------------------

Revenues
---------

     Total revenues increased $49,209,000 (212%) as compared to the same period in 1995. Revenues from lithotripter operations increased by $49,449,000 primarily due to the acquisition of (1) an entity that owned or managed 31 lithotripters effective May 1, 1996 (2) an entity that owned or managed 8 lithotripters effective October 1, 1995, and (3) a 70% interest in an entity that operated one lithotripter, as of July 1, 1995. In addition, the Company acquired a 32.5% interest in an entity that operated one lithotripter in June 1995. Revenues from cardiac centers decreased $240,000 primarily due to four discontinued/sold cardiac centers.

Expenses
--------

     Costs and expenses decreased from 43% to 34% of revenues, but increased $14,742,000 (147%) in absolute terms, compared to the same period in 1995. Costs of services associated with lithotripter operations increased $13,943,000 (233%) in absolute terms and from 27% to 28% of lithotripter revenues primarily due to the acquisitions discussed above. Cost of services associated with cardiac centers decreased $873,000 (58%) primarily due to four discontinued/sold cardiac centers. Corporate expenses decreased from 11% to 6% of revenues as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses increased $1,672,000 (65%) primarily due to the additional corporate expenses associated with the acquisition discussed above and the management incentive plans tied to the performance of the Company.

Other Income (Deductions)
-------------------------

     Other deductions increased $8,251,000 primarily due to (1) the write-off of $2,735,000 in fees paid to lenders to obtain financing, and $800,000 in fees associated with a proposed stock offering that was canceled in August, 1996, and
(2) interest expense increased $4,746,000 due to $74,000,000 in new borrowings in 1996 primarily for the acquisition of Lithotripters, Inc. effective May 1, 1996.


Minority Interest In Consolidated Income
----------------------------------------

     Minority interest in consolidated income increased $19,089,000 primarily due to the minority interest associated with the 21 partnerships in which Lithotripters, Inc. holds a controlling interest. The Company acquired all of the stock of Lithotripters, Inc. effective May 1, 1996.

Year ended December 31, 1995 compared to the year ended December 31, 1994
--------------------------------------------------------------------------

Revenues
--------

     Total revenues decreased in 1995 by $1,573,000 (6%) compared to 1994, as an increase in revenues from lithotripsy operations was more than offset by the Company's exit from the diagnostic imaging business. Revenues from lithotripsy operations increased by $7,310,000 (49%) primarily due to the acquisition of 10 additional lithotripter operations in 1995 ($3,499,000) and the recognition of revenues for a full year of operations from five lithotripter operations acquired during 1994 ($3,942,000). Revenues from cardiac and imaging centers declined by $8,883,000 due primarily to the Company's exit from the diagnostic imaging business at the end of 1994.

Costs and Expenses
------------------

     Costs and expenses in 1995 declined by $5,220,000 (34%) compared to 1994, from 62% to 43% of revenues. Costs of services associated with lithotripsy operations decreased from 29% to 27% of lithotripsy revenues, as the Company recognized operating efficiencies resulting from the acquisition and consolidation of additional lithotripsy operations. In absolute terms, these costs increased by $1,696,000 (40%) primarily due to the acquisition of 10 additional lithotripter operations in 1995 ($1,271,000) and the full year effect of the five lithotripsy operations acquired during 1994 ($542,000), partially offset by a decline in costs associated with lithotripsy operations open during both years ($117,000). Costs of services from cardiac and imaging centers decreased by $7,075,000 (82%) primarily due to the Company's exit from the diagnostic imaging business at the end of 1994. Corporate expenses increased by $159,000 (7%) from 10% to 11% of total revenues primarily due to management incentive plans tied to the performance of the Company.

Other Income/Deductions
-----------------------

     Other deductions decreased by $342,000. Interest and dividend income decreased by $67,000 (31%) primarily due to less cash available for investment due to cash being utilized to acquire lithotripsy operations. Interest expense increased by $329,000 (36%) as a result of increased debt related to acquisitions. Other income increased by $738,000 primarily due to the gain recognized on the sale in the open market of stock of APS ($559,000), which was being held for investment purposes.

Minority Interest In Consolidated Income
----------------------------------------

     Minority interest in consolidated income increased $730,000 primarily due the minority interest in a fixed site lithotripter that operated in the Fort Lauderdale, Florida area. The Company acquired a 70% interest in this operation effective July 1, 1995.

Liquidity and Capital Resources
--------------------------------

     The Company's cash was $20,096,000 and $4,692,000 at December 31, 1996 and 1995, respectively. Cash provided by operations for the years ended December 31, 1996 and 1995 was $40,034,000 and $10,898,000, respectively. Cash used in investing activities for the year ended December 31, 1996 was $70,202,000. This was primarily due to expenditures of $68,561,000 associated with acquisitions and $2,526,000 for the purchase of equipment and leasehold improvements to be used in the Company's operations which expenditures were partially offset by $1,257,000 in distributions from investments. Cash provided by financing activities for the year ended December 31, 1996 was $45,572,000 which was primarily due to $74,000,000 of borrowings under credit facilities, partially offset by payments in the amount of $15,351,000 on notes payable and payments to minority interests of $13,440,000. The Company's line of credit has a borrowing limit of $40,000,000. At December 31, 1996, $29,750,000 was drawn on the line of credit.

     The Company believes that its present cash position, together with funds generated from operations, will provide sufficient resources to meet its cash requirements for current operations and repay existing debt. The Company intends to continue its growth strategy in the future and expects to facilitate additional acquisitions through the issuance of common stock and debt financing.

     The Company anticipates that capital expenditures for new and replacement equipment in 1997 will be approximately $3,000,000, the majority of which will be financed through operating cash flow.

Impact of Inflation
--------------------

     The assets of the Company are not significantly affected by inflation because, having no manufacturing operations, the Company is not required to make large investments in fixed assets. However, the rate of inflation will affect certain of the Company's expenses, such as employee compensation and benefits.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------           --------------------------------------------

     The information required by this item is contained in Appendix A attached hereto.


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.
-------           --------------------------------------------------

     NONE.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------          ---------------------------------------------------

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1997 annual meeting of shareholders, except for the information regarding executive officers of the Company which is provided below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------

     As of March 15, 1997, the executive officers of the Company are as follows:

  Name                        Age         Position
  ----                        ---         --------
Kenneth S. Shifrin             47       Chairman of the Board

Joseph Jenkins, M.D., J.D.     49       President, Chief Executive Officer
and Director

Dan Myers, M.D.                42       Senior Vice President - Development

Michael Madler                 38       Senior Vice President of Operations

Stan Johnson                   43       Vice President

Cheryl L. Williams             45       Chief Financial Officer,
                                        Vice President-Finance, and Secretary



     The foregoing does not include positions held in the Company's subsidiaries. Officers are elected for annual periods. There are no family relationships between any of the executive officers and/or directors of the Company.

Mr. Shifrin
-----------

     Mr. Shifrin has been Chairman of the Board and a Director of the Company since October 1989. In addition, Mr. Shifrin has served in various capacities with APS since February 1985, and is currently Chairman of the Board and Chief Executive Officer of APS.

Dr. Jenkins
-----------

     Dr. Jenkins has been President and Chief Executive Officer and a Director of the Company since April 1996. From May 1990 until December 1991, Dr. Jenkins was a Vice President of Lithotripters, Inc. Since January 1992, Dr. Jenkins has been President of Lithotripters, Inc. Dr. Jenkins is a board certified urologist and is a founding member, the immediate past-president and currently a director of the American Lithotripsy Society.

Dr. Myers
---------

     Dr. Myers has been Senior Vice President - Development of the Company since August 1996. Dr. Myers is a board certified urologist and was a Vice President of Lithotripters, Inc. from January 1990 until it was acquired by the Company in April 1996.

Mr.  Madler
----------

     Mr. Madler has been Senior Vice President - Operations of the Company since August 1996. From July 1993 to August 1996, Mr. Madler was Vice President - Operations of the Company. Previously Mr. Madler was Vice President of Operations of American Health Services Corp., a diagnostic imaging company, from July 1991 to June 1993. He was employed by the Company from 1985 to 1991, most recently as its Vice President - Operations.

Mr. Johnson
-----------

     Mr. Johnson has been a Vice President of the Company and President of Sun, a subsidiary of the Company, since November 1995. Mr. Johnson was the Chief Financial Officer of Sun from 1990 to 1995.

Mrs. Williams
-------------

     Mrs. Williams has been Chief Financial Officer, Vice President and Secretary of the Company since October 1989. Mrs. Williams was Controller of Fairchild Aircraft Corporation from August 1988 to October 1989. From 1985 to 1988, Mrs. Williams served as the Chief Financial Officer of APS Systems, Inc., a wholly-owned subsidiary of APS.


ITEM 11.          EXECUTIVE COMPENSATION.
--------          -----------------------

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1997 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.
--------          ----------------------------------------------------

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1997 annual meeting of shareholders, which information is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------          -----------------------------------------------

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1997 annual meeting of shareholders, which information is incorporated herein by reference.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.
--------          --------------------------------------------------------

(a)      1.       Financial Statements.
                  ---------------------

     The information required by this item is contained in Appendix A attached hereto.

         2.       Financial Statement Schedules.
                  ------------------------------

     II - Valuation and Qualifying Accounts as of December 31, 1996, 1995 and 1994.

     All other schedules are omitted as the required information is presented in the Consolidated Financial Statements and related notes.

(b)      Reports on Form 8-K.
         --------------------

     None.

         Exhibits. (1)
         ---------
         3.1       Certificate of Incorporation of the Company. (2)

         3.2       Bylaws of the Company. (2)

         4.1       Specimen of Common Stock Certificate. (2)

         10.1*     Prime Medical Services, Inc. 1993 Stock Option Plan. (3)

         10.2 Rights Agreement dated October 18, 1993 between the Company and American Transfer and Trust Company. (3)

         10.3 Form of Indemnification Agreement dated October 11, 1993 between the Company and certain of its officers and directors. (3)

         10.4 Contribution Agreement among Metro Atlanta Stonebusters, Inc., Prime Lithotripsy Services, Inc. and Metro Atlanta Stonebusters, G.P. dated April 26, 1994. (6)

         10.5      Partnership Agreement of Metro Atlanta Stonebusters, G.P. (6)

         10.6 Promissory Note of Prime Lithotripsy Services, Inc. dated April 26, 1994. (6)

         10.7 Stock Purchase and Amendment Agreement dated July 28, 1994 by and among A. Derrill Crowe, Paul R. Butrus, the Company, the Alabama Renal Stone Institute, Inc., Alabama Kidney Stone Foundation, Inc., American Physicians Service Group, Inc. and A. Derrill Crowe and Paul R. Butrus as Trustees of the A. Derrill Crowe Revocable Trust and the Paul R. Butrus Trust. (7)

         10.8 Management Agreement dated July 28, 1994 between the Alabama Renal Stone Institute, Inc. and Alabama Kidney Stone Foundation, Inc. (7)

         10.9 Asset Purchase Agreement, dated August 30, 1994, between Prime Lithotripter Operations, Inc. and Alabama Lithotripsy Joint Venture. (8)

         10.10 Asset Purchase Agreement, dated August 30, 1994, between Prime Lithotripter Operations, Inc. and Baptist Medical Center - Montclair. (8)

         10.11 Promissory Note, dated August 30, 1994, issued by Prime Lithotripter Operations, Inc. to Baptist Medical Center - Montclair. (8)

         10.12 Management Agreement, dated August 30, 1994, between Prime Lithotripter Operations, Inc. and Alabama Lithotripsy Associates, Inc. (8)

         10.13 Security Agreement dated August 30, 1994, between Prime Lithotripter Operations, Inc. and Baptist Medical Center - Montclair. (8)

         10.14 Asset Purchase Agreement dated August 15, 1994 between Radiology Associates of Tampa, P.A. and Prime Diagnostic Corp. of Florida. (9)

         10.15 Stock Purchase Agreement dated December 19, 1994 between the Company, Maxum Health Corp. And Maxum Health Services Corp.
                   (10)

         10.16 Asset Purchase Agreement dated December 23, 1994 by and among MedQuest Associates, Inc., Grove Diagnostic Imaging Center, Inc. and Prime Diagnostic Services, Inc. (10)

         10.17 Amended and Restated Joint Venture Agreement dated April, 1989, between Prime Diagnostic Imaging Services, Inc. and The Shasta Diagnostic Imaging Medical Group. (5)

         10.18 Contract of Sale of Business between Shasta Diagnostic Center, J.V., Shasta Diagnostic Imaging Services, Inc. and Michael G. Davis dated September 1, 1994. (11)

         10.19 Promissory Note of Shasta Diagnostic Imaging Services, Inc. and Michael G. Davis dated September 1, 1994. (11)

         10.20 Loan Agreement dated November 28, 1994 between Prime Medical Services, Inc., The First National Bank of Boston, NationsBank of Texas, N.A. and The First National Bank of Boston, as agent. (11)

         10.21 First Amendment to Loan Agreement dated August 17, 1995 between Prime Medical Services, Inc. And The First National of Boston, as agent. (13)

         10.22 Amended and Restated Loan Agreement dated April 26, 1996 between Prime Medical Services, Inc., The First National Bank of Boston, NationsBank of Texas, N.A. and The First National Bank of Boston, as agent. (15)

         10.23 Promissory Note, dated April 26, 1996 issued by the Company to the First National Bank of Boston. (15)

         10.24 Promissory Note, dated April 26, 1996 issued by the Company to NationsBank of Texas, N.A. (15)

         10.25 Promissory Note, dated April 26, 1996 issued by the Company to the First National Bank of Boston. (15)

         10.26 Promissory Note, dated April 26, 1996 issued by the Company to NationsBank of Texas, N.A. (15)

         10.27 Contribution Agreement among Southern California Stone Center, A Medical Group, Prime Lithotripsy Services, Inc., and Southern California Stone Center, L.L.C. dated June 1, 1995. (13)

         10.28 Operating Agreement for Southern California Stone Center, L.L.C. (13)

         10.29 Contribution Agreement among Kidney Stone Center of South Florida, Ltd., South Florida Lithotripters, Ltd., Prime Lithotripsy Services, Inc. and Kidney Stone Center of South Florida, L.C. dated August 24, 1995. (13)

         10.30 Lease Agreement dated July 1, 1995 between Kidney Stone Center of South Florida, L.C. and Madorsky and Pinon Kidney Stone Center of South Florida, P.A. (13)

         10.31 Stock Purchase Agreement with respect to all Outstanding Capital Stock of Sun Medical Technologies, Inc. dated November 10, 1995. (12)

         10.32* Employment Agreement dated October 27, 1995 between Prime Medical Services, Inc. And Stan D. Johnson. (13)

         10.33* Employment Agreement dated May 1, 1996 between Prime Medical Services, Inc. and Joseph Jenkins, M.D., J.D. (15)

         10.34 Stock Purchase Agreement dated April 26, 1996 between Prime Medical Services, Inc.; Lithotripters, Inc.; William R. Jordan, M.D.; Franklin S. Clark, M.D.; Dan A. Myers, M.D.; Thomas B. Mobley, M.D.; Thomas R. Jordan; Anthony E. Rand; Estate of H. Edward Rietze, III; Phillip J. Gallina; Joseph Jenkins, M.D.; William B. Grine, M.D.; and W. Alan Terry.
                   (14)

         10.35 Registration Rights Agreement dated April 26, 1996 between Prime Medical Services, Inc.; Lithotripters, Inc.; William R. Jordan, M.D.; Franklin S. Clark, M.D.; Dan A. Myers, M.D.; Thomas B. Mobley, M.D.; Thomas R. Jordan; Anthony E. Rand; Estate of H. Edward Rietze, III; Phillip J. Gallina; Joseph Jenkins, M.D.; William B. Grine, M.D.; and W. Alan Terry.
                   (14)

         10.36 Stock Purchase Agreement dated April 26, 1996 between Prime Medical Services, Inc. and FastStart, Inc.; Lithotripters, Inc.; William R. Jordan, M.D.; Franklin S. Clark, M.D.; Dan
                   A. Myers, M.D.; Thomas B. Mobley, M.D.; Thomas R. Jordan; Anthony E. Rand; Estate of H. Edward Rietze, III; Phillip J. Gallina; Joseph Jenkins, M.D.; William B. Grine, M.D.; and
                   W. Alan Terry. (14)

         11.1 Computation of per share earnings (included in Appendix A hereto).

         21.1      List of subsidiaries of the Company.  (15)


         23.1      Independent Auditors' Consent of KPMG Peat Marwick LLP. (15)
 --------------

         *        Executive compensation plans and arrangements.

     (1) The exhibits listed above will be furnished to any security holder upon written request for such exhibit to Cheryl L. Williams, Prime Medical Services, Inc., 1301 Capital of Texas Highway, Austin, Texas 78746.

     (2) Filed as an Exhibit to the Registration Statement on Form S-4 (Registration No. 33-56900) of the Company and incorporated herein by reference.

     (3) Filed as an Exhibit to the Current Report on Form 8-K of the Company dated October 18, 1993 and incorporated herein by reference.

     (4) Filed as an Exhibit to the Annual Report on Form 10-K of Old Prime, Commission File Number 0-9963, for the year ended December 31, 1990 and incorporated herein by reference.

     (5) Filed as an Exhibit to the Annual Report on Form 10-K of Old Prime, Commission File Number 0-9963, for the year ended December 31, 1992 and incorporated herein by reference.

     (6) Filed as an Exhibit to the Current Report on Form 8-K dated May 5, 1994 of the Company and incorporated herein by reference.

     (7) Filed as an Exhibit to the Current Report on Form 8-K dated July 28, 1994 of the Company and incorporated herein by reference.

     (8) Filed as an Exhibit to the Current Report on Form 8-K dated September 13, 1994 of the Company and incorporated herein by reference.

     (9) Filed as an Exhibit to the Current Report on Form 8-K dated August 26, 1994 of the Company and incorporated herein by reference.

     (10) Filed as an Exhibit to the Current Report on Form 8-K dated December 30, 1994 of the Company and incorporated herein by reference.

     (11) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1994.

     (12) Filed as an Exhibit to the Current Report on Form 8-K dated November 10, 1995 of the Company and incorporated herein by reference.

     (13) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

     (14) Filed as an Exhibit to the Current Report on Form 8-K dated April 26, 1996 of the Company and incorporated herein by reference.

     (15) Filed herewith.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PRIME MEDICAL SERVICES, INC.



                                            By /s/ Joseph Jenkins, M.D., J.D.
                                               ------------------------------
                                               Joseph Jenkins, M.D., J.D.,
                                               President, Chief Executive
                                               Officer and Director

                                            Date:  March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Kenneth S. Shifrin
    ----------------------
    Kenneth S. Shifrin
    Chairman of the Board

Date:  March 27, 1997


By: /s/ Cheryl L. Williams
    ----------------------
    Cheryl L. Williams
    Vice President of Finance, Secretary
    and Chief Financial Officer (Principal
    Financial and Accounting Officer)

Date:  March 27, 1997


By: /s/ Joseph Jenkins
    ------------------
    Joseph Jenkins, M.D., President,
    Chief Executive Officer and Director

Date:  March 27, 1997

By: /s/ Paul R. Butrus
    ------------------
     Paul R. Butrus, Director

Date:  March 27, 1997



By: /s/ William E. Foree
    --------------------
    William E. Foree, M.D., Director

Date:  March 27, 1997


By: /s/ Irwin Katz
    --------------
    Irwin Katz, Director

Date:  March 27, 1997


By: /s/ John McEntire
    -----------------
     John McEntire, Director

Date:   March 27, 1997


By: /s/ William A. Searles
    ----------------------
    William A. Searles, Director

Date:  March 27, 1997


By: /s/ Michael Spalding
    --------------------
    Michael Spalding, M.D., Director

Date:  March 27, 1997

                                   APPENDIX A

                                      INDEX
                                      -----
                                                                    Page
                                                                   ------

Independent Auditors' Report                                         A-2

Consolidated Financial Statements:

    Consolidated Statements of Income for the                        A-3
    years ended December 31, 1996, 1995 and 1994.

    Consolidated Balance Sheets at December 31, 1996 and 1995.       A-4

    Consolidated Statements of Stockholders' Equity                  A-6
    for the years ended December 31, 1996, 1995 and 1994.

    Consolidated Statements of Cash Flows for the years ended        A-7
    December 31, 1996, 1995 and 1994.

    Notes to Consolidated Financial Statements.                      A-12



Schedules:


   II - Valuation and Qualifying Accounts as of                      S-1
         December 31, 1996, 1995 and 1994.



                              --------------------

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Shareholders
Prime Medical Services, Inc.:

We have audited the accompanying consolidated financial statements of Prime Medical Services, Inc. and subsidiaries ("Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Medical Services, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP
Austin, Texas
February 21, 1997

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

                                                                                    Years Ended December 31,
                                                                     --------------------------------------------
                                                                          1996             1995              1994
                                                                          ----             ----              ----
Fee Revenue:
   Lithotripsy:
         Fee revenues                                                $   65,138         $ 19,306          $ 14,721
         Management fees                                                  4,698            1,617                31
         Equity income                                                    1,766            1,230                91
                                                                    -----------      -----------       -----------
                                                                         71,602           22,153            14,843
   Imaging and Cardiac                                                      802            1,042             9,925
                                                                   ------------      -----------        ----------
                                                                         72,404           23,195            24,768
                                                                    -----------       ----------         ---------
Costs and expenses:
   Cost of services and general and
       administrative expenses
         Lithotripsy                                                     19,922            5,979             4,283
         Imaging and Cardiac                                                632            1,505             8,580
            Corporate                                                     4,245            2,573             2,414
                                                                     ----------       ----------        ----------
                                                                         24,799           10,057            15,277

    Depreciation and amortization                                         7,455            3,195             2,975
                                                                     ----------       ----------        ----------
                                                                         32,254           13,252            18,252
                                                                      ---------        ---------         ---------

Operating income                                                         40,150            9,943             6,516

Other income (deductions):
     Interest and dividends                                                 459              152               219
     Interest expense                                                    (5,977)         ( 1,231)            ( 902)
     Loan fees and stock offering costs                                  (3,535)             --                --
     Other, net                                                             370              647             (  91)
                                                                    -----------     ------------        ----------

                                                                         (8,683)         (   432)            ( 774)
                                                                    -----------      -----------         ---------

Income before provision for income taxes
     and minority interest                                               31,467            9,511             5,742

Minority interest in consolidated income                                 20,510            1,421               691

Provision for income taxes                                                1,996              886               547
                                                                    -----------      -----------        ----------

Net income                                                          $     8,961       $    7,204         $   4,504
                                                                    ===========       ==========         =========

Primary earnings per share:
     Net income                                                     $      0.48      $      0.47        $     0.31
                                                                    ===========      ===========        ==========

     Weighted average shares outstanding                                 18,606           15,298            14,509
                                                                     ==========       ==========         =========

Fully diluted earnings per share:
     Net income                                                     $      0.48      $      0.46        $     0.31
                                                                    ===========      ===========        ==========

     Weighted average shares outstanding                                 18,898           16,010            14,650
                                                                     ==========       ==========         =========

          See accompanying notes to consolidated financial statements.
                                       A-3

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


($ in thousands)



                                                    December 31,
                                           -----------------------
                                              1996         1995
                                           ----------   ----------

ASSETS

Current assets:
  Cash                                     $   20,096   $    4,692
   Accounts receivable, less allowance
    for doubtful accounts of $335 in
    1996 and $232 in 1995                      16,346        4,109
   Other receivables                            1,842          364
   Deferred income taxes                          948          770
   Prepaid expenses and other
    current assets                                841        1,003
                                           ----------   ----------

     Total current assets                      40,073       10,938
                                           ----------   ----------

Property and equipment:
   Equipment, furniture and fixtures           22,339        7,867
   Leasehold improvements                         113          113
                                           ----------   ----------

                                               22,452        7,980

Less accumulated depreciation and
   amortization                                (7,122)      (3,272)
                                           ----------   ----------

     Property and equipment, net               15,330        4,708
                                           ----------   ----------


Investment in American Physicians
  Service Group, Inc.                             173          173
Other investments                               7,927        7,623
Goodwill, at cost, net of amortization        132,302       52,679
Other noncurrent assets                         1,948        1,506
                                           ----------   ----------

                                           $  197,753   $   77,627
                                           ==========   ==========









          See accompanying notes to consolidated financial statements.
                                       A-4

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)


($ in thousands)


                                                 December 31,
                                           -----------------------
                                              1996         1995
                                           ----------   ----------
LIABILITIES:

Current Liabilities:

   Current portion of long-term debt       $   10,522   $    3,043
   Accounts payable                             4,451        4,814
   Accrued expenses                            16,582        2,862
                                           ----------   ----------

     Total current liabilities                 31,555       10,719

Long-term debt, net of current portion         70,910       22,323
Deferred income taxes                           5,423        1,212
                                           ----------   ----------

     Total liabilities                        107,888       34,254

Minority interest                              13,438          623

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                              --           --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,078,933 issued in 1996 and
  14,729,663 issued in 1995                       191          147
Capital in excess of par value                 83,271       58,700
Accumulated deficit                            (7,035)     (15,996)
Treasury stock, at cost, 30,000 shares           --           (101)
                                           ----------   ----------

     Total stockholders' equity                76,427       42,750
                                           ----------   ----------

                                           $  197,753   $   77,627
                                           ==========   ==========












          See accompanying notes to consolidated financial statements.
                                       A-5

                          PRIME MEDICAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995 and 1994



($ in thousands, except share data)


                                     Issued        Capital in   Accumulated
                                  Common Stock      Excess of    Earnings     Treasury Stock   Reciprocal
                                Shares    Amount    Par Value    (Deficit)   Shares    Amount  Stockholdings    Total
                             ---------- ----------  ----------  ----------- --------  -------- -------------  ---------
Balance, January 1, 1994     14,458,663      $ 145    $ 58,590    ($27,704)     --        --        ($1,055)    $29,976

  Net income for the year          --          --          --        4,504      --        --             --       4,504
  Exercise of stock options     136,000          1          41         --       --        --             --          42
  Purchase of treasury stock       --          --          --          --    30,000     ( 101)           --        (101)
                             ----------  ---------  ----------  ---------- --------  --------- -------------  ----------
Balance, December 31, 1994   14,594,663        146      58,631     (23,200)  30,000     ( 101)     (  1,055)     34,421

  Net income for the year           --         --          --        7,204      --        --             --       7,204
  Exercise of stock options     135,000          1          69         --       --        --             --          70
  Reclassification of
    reciprocal stockholdings        --         --          --          --       --        --          1,055       1,055
                             ----------  ---------  ----------  ----------- -------  --------- -------------  ----------
Balance, December 31, 1995   14,729,663        147      58,700   (  15,996)  30,000     ( 101)           --      42,750

  Net income for the year           --         --          --        8,961      --        --             --       8,961
  Issuance of stock           1,636,364         17      14,903         --       --        --             --      14,920
  Exercise of stock options     477,666          5         488         --       --        --             --         493
  Debt converted to stock       921,415          9       5,241         --       --        --             --       5,250
  Exercise of warrants        1,343,825         13       4,040         --       --        --             --       4,053
  Retirement of treasury
      stock                  (   30,000)       --       (  101)        --   (30,000)      101            --         --
                             ----------  ---------  ----------- ----------- --------  -------- -------------  ---------
Balance, December 31, 1996   19,078,933     $  191   $  83,271   ($  7,035) $   --    $   --      $      --     $76,427
                             ==========  =========  =========== =========== ========  ======== =============  =========


          See accompanying notes to consolidated financial statements.
                                       A-6

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

                                                                                          Years Ended December 31,
                                                                               --------------------------------------------
                                                                                    1996              1995             1994
                                                                                    ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected                                              $   72,452          $ 21,640         $ 25,017
  Cash paid to employees, suppliers
      of goods and others                                                         (25,190)          ( 9,094)         (14,268)
  Interest received                                                                   459               157              216
  Interest paid                                                                   ( 5,104)          ( 1,275)         (   785)
  Taxes paid                                                                      ( 1,015)          (   530)         (   662)
                                                                               ----------      ------------       ----------

           Net cash provided by operating activities                               41,602            10,898            9,518
                                                                               ----------       -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of lithotripter entities                                               (66,742)          (15,033)         (14,837)
  Proceeds from sale of investment in American
                Physicians Service Group, Inc. stock                                  --              2,753              --
  Purchases of equipment and leasehold
       improvements                                                               ( 2,526)         (    473)        (    602)
  Deferred payments on lithotripter entities                                      ( 3,387)              --               --
  Sale of net assets of diagnostic centers                                            --                --             2,350
  Proceeds from sales of equipment                                                      6                21              120
  Investments                                                                       1,257               864              282
  Refund of deposit                                                                   --                --               176
  Other                                                                           (   378)         (      6)             153
                                                                                ---------        ----------       ----------

           Net cash (used by) investing activities                                (71,770)          (11,874)        ( 12,358)
                                                                                ---------        ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable & capital  leases,
       exclusive of interest                                                     ( 15,351)          ( 9,588)         ( 8,780)
  Borrowings on notes payable                                                      74,000            14,284           11,525
  Distributions to minority interest                                             ( 13,440)          ( 1,644)        (    440)
  Line of credit fees                                                                 --               (367)        (    866)
  Other                                                                               363                71         (     59)
                                                                                ---------        ----------        ----------

           Net cash provided by financing activities                               45,572             2,756            1,380
                                                                                ----------       -----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                    15,404             1,780          ( 1,460)

Cash and cash equivalents, beginning of period                                      4,692             2,912            4,372
                                                                                ---------        ----------        ---------


Cash and cash equivalents, end of period                                       $   20,096        $    4,692        $   2,912
                                                                               ==========        ==========        =========

          See accompanying notes to consolidated financial statements.
                                       A-7

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)


                                                                                            Years Ended December 31,
                                                                                -------------------------------------------
                                                                                    1996              1995             1994
                                                                                    ----              ----             ----
Reconciliation of net income to net
 cash provided by operating activities
  Net income                                                                    $   8,961           $ 7,204        $   4,504
  Adjustments to reconcile net
    income to cash provided by
    operating activities:
       Depreciation and amortization                                                7,455             3,195            2,975
       Provision for uncollectible accounts                                           319               771            2,078
       Minority interest in consolidated income                                    20,510             1,421              691
       Equity in earnings of affiliates                                            (1,773)          ( 1,234)         (    86)
       Gain on sale of investment in American
              Physicians Service Group, Inc. stock                                    --            (   559)             --
       Provision for deferred income taxes                                            974               --               --
       Writeoff of loan fees                                                          696               --               --
       Other                                                                          --           (     33)              80
       Changes in operating  assets and  liabilities,  net of effect of purchase transactions:
           Accounts receivable                                                      1,284           (   541)         ( 1,035)
           Notes receivable                                                           180             1,416         (    206)
           Other receivables                                                          292               781              294
           Other current assets                                                       529           (   447)              62
           Accounts payable                                                           452            (1,224)           ( 177)
           Accrued expenses                                                         1,723               148              338
                                                                                 --------         ---------      -----------

        Total adjustments                                                          32,641             3,694            5,014
                                                                                 --------          --------       ----------

        Net cash provided by operating activities                                $ 41,602           $10,898        $   9,518
                                                                                 ========           =======        =========














          See accompanying notes to consolidated financial statements.
                                       A-8

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)


                                                                                         Years Ended December 31,
                                                                                -------------------------------------------
                                                                                    1996              1995             1994
                                                                                    ----              ----             ----
SUPPLEMENTAL INFORMATION OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

     In  1996,  the  Company  acquired  (1) 100% of the  outstanding  stock of a corporation which operated 31 lithotripters  and (2) increased  ownership in two partnerships,  in which the  Company  is the  managing  general  partner.  These
transactions  are  discussed   further  in  Note  D.  The  acquired  assets  and
liabilities were as follows:

           Current assets increased by                                            $ 19,032
           Noncurrent assets increased by                                           12,630
           Goodwill increased by                                                    82,297
           Current liabilities increased by                                         13,110
           Noncurrent liabilities increased by                                      69,712
           Minority interest increased by                                           16,218
           Stockholders' equity                                                     14,919

     In 1996, several holders of notes issued by the Company elected to convert the outstanding balances of the notes into 921,000 shares of the Company stock.
In addition, certain holders of warrants exercised their warrants and the Company issued 1,344,000 shares of the Company's stock to the warrant holders.
The effect of these transactions were as follows:

           Current assets increased by                                               1,749
           Current liabilities decreased by                                          4,062
           Noncurrent liabilities decreased by                                       3,493
           Stockholders' equity increased by                                         9,304

     At December 31, 1996, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:

           Current liabilities increased by                                         10,705
           Minority interest decreased by                                           10,705




          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)

                                                                                            Years Ended December 31,
                                                                                --------------------------------------------
                                                                                    1996              1995             1994
                                                                                    ----              ----             ----

     In 1995, the Company acquired (1) 100% of the outstanding stock of a corporation which owned or managed eight lithotripter operations and (2) 70% interest in a lithotripter operation. These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:

           Current assets decreased by                                                             $   9,905
           Noncurrent assets increased by                                                              2,491
           Goodwill increased by                                                                      19,553
           Current liabilities increased by                                                            7,249
           Noncurrent liabilities increased by                                                         4,890

     In 1995, the Company retired a note payable to American  Physicians Service
Group, Inc. ("APS"). This note was retired by the Company transferring to APS shares of stock of APS that the Company owned. The effect of this transaction is as follows:

           Current assets decreased by                                                                     3
           Investment in APS decreased by                                                                301
           Notes payable decreased by                                                                    297
           Loss                                                                                            7

     In 1994, the Company acquired (1) 100% of the outstanding stock of five corporations, which own or manage lithotripter operations and (2) assets, net of liabilities assumed of two lithotripter operations. These transaction are discussed in further detail in Note D. The acquired assets and liabilities were as follows:

           Current assets decreased by                                                                                 11,505
           Noncurrent assets increased by                                                                                 923
           Goodwill increased by                                                                                       20,257
           Current liabilities increased by                                                                             2,904
           Noncurrent liabilities increased by                                                                          6,771


          See accompanying notes to consolidated financial statements.
                                      A-10

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)



                                                                                          Years Ended December 31,
                                                                                --------------------------------------------
                                                                                    1996              1995             1994
                                                                                    ----              ----             ----

     In 1994, the Company sold its interests and terminated its management of four imaging centers. These transactions are discussed in further detail in Note
E. The effect of these transactions is as follows:

           Current assets increased by                                                                                  3,302
           Noncurrent assets decreased by                                                                               3,368
           Goodwill decreased by                                                                                        2,193
           Current liabilities decreased by                                                                               851
           Noncurrent liabilities decreased by                                                                          1,408































          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


A.       ORGANIZATION AND OPERATION OF THE COMPANY
         -----------------------------------------

     Prime Medical Services, Inc. ("Prime"), through its direct and indirect wholly-owned subsidiaries, provides non-medical management services to lithotripsy and cardiac rehabilitation centers. The Company operates lithotripters in 32 states. In December 1994, the Company sold its remaining interest in the diagnostic imaging centers that the Company owned or managed. (See Note E).

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         Consolidation
         -------------

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, entities more than 50% owned and partnerships where the Company has control, even though its ownership is less than 50%. Investments in entities in which the Company's investment is less than 50% ownership, and the Company does not control, are accounted for by the equity method if ownership is between 20% - 50%, or by the cost method if ownership is less than 20%. All significant intercompany accounts and transactions have been eliminated.

         Cash Equivalents
         ----------------

     The  Company  considers  as  cash  equivalents   demand  deposits  and  all
short-term investments with an original maturity of three months or less.

         Property and Equipment
         ----------------------

     Property and equipment are stated at cost. Major betterments are capitalized while normal maintenance and repairs are charged to operations. Depreciation is computed by the straight-line method using estimated useful lives of five to ten years. Leasehold improvements are generally amortized over ten years or the term of the lease, whichever is shorter. When assets are sold or retired, the corresponding cost and accumulated depreciation or amortization are removed from the related accounts and any gain or loss is credited or charged to operations.

         Investments
         -----------

     Effective January 1, 1996, the Company acquired a 27% general partner interest in a partnership that provides lithotripsy service in Ohio. This investment is accounted for using the equity method of accounting.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
         -----------------------------------------------------
         Investments, continued
         ----------------------

     In November 1996, the Company acquired a 4% interest in a partnership that operates two mobile lithotripters in North Carolina. This investment is accounted for using the cost method of accounting.

     Effective June 1, 1995, the Company acquired a 32.5% interest in a limited liability company that operates a lithotripter facility in California. (See Note
D). This investment is accounted for using the equity method of accounting.

     The Company has approximately a 1% ownership interest in the company that is its largest stockholder. Two of the Company's eight board members are also on the board of its largest stockholder. (See Note C). The Company's investment is accounted for using the cost method of accounting in 1995 and 1996. In 1994, the Company accounted for its investment using the equity method when the Company's ownership exceeded 20%.

     In December 1994, the Company acquired 100% of the stock of three corporations, which are the managing general partners and owned an approximate 20% interest in each of three partnerships (See Note C). These investments are accounted for using the equity method of accounting.

     The Company also has an ownership interest of 50% in a joint venture that had owned a diagnostic imaging center, which was sold in August 1994 (See Note
E). This investment is accounted for using the equity method of accounting.

     Through December 31, 1996, the Company had recognized $190,000 in earnings using the equity method. This amount represents undistributed earnings from entities, in which the Company owns 50 percent or less, and does not exhibit substantial control.

         Intangible Assets
         -----------------

     The Company records as goodwill the excess of the purchase price over the fair value of the net assets of acquired businesses. Goodwill is amortized over a period not to exceed forty years using the straight-line basis. Accumulated amortization at December 31, 1996 and 1995 is $5,798,000 and $2,873,000,
respectively. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the goodwill, a loss is recognized for the difference between the fair value and carrying value of the goodwill.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
         -----------------------------------------------------
         Revenue Recognition
         -------------------

     Revenues generated from services are recognized as they are earned and include, under certain contracts, the reimbursement of contractually defined operating expenses. For the years ended December 31, 1996, 1995 and 1994, the amounts included in revenues that were reimbursement of contractually defined operating expenses were $58,000, $82,000 and $3,483,000, respectively.

     The Company's revenues are based upon collectibility of fees for services charged to hospitals, commercial insurance carriers and state and federal health care agencies.

     At December 31, 1996, approximately 17% of accounts receivable relate to units operating in Texas, 11% relate to units located in California, 9% relate to units located in Florida and 9% relate to units located in South Carolina.

         Reciprocal Stockholdings
         ------------------------

     The Company had accounted for its investment in its largest shareholder's common stock on the equity basis prior to 1995 (see Note C). The Company's investment was reduced for the Company's pro rata interest in the common stock of the Company owned by such shareholder. This reduction was reflected in an offsetting charge to reciprocal stockholdings. When the Company's investment dropped below 5%, reciprocal stockholdings were eliminated.

         Income Tax
         ----------

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
         ------------------------------------------------------
         Income Per Share
         ----------------

     Income per share is based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each period. In 1995, the Company issued convertible debt, in conjunction with certain lithotripsy acquisitions, which resulted in the computation of fully diluted earnings per share exceeding primary earnings per share by more than 3%.

         Long-Lived Assets
         -----------------

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized, if there is a difference between the fair value and carrying value of the asset.

         Post Retirement/Post Employment Benefits
         ----------------------------------------

     The Company's employee benefits do not extend beyond an employee's active employment. Consequently, no accrual for future benefits as prescribed in Statement of Financial Accounting Standards No. 106 and No. 112 has been recorded.

         Derivative Financial Instruments
         --------------------------------

     The Company has not made use of derivative financial instruments as defined in the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

         Notes Receivable
         ----------------

     Notes receivable are recorded at cost, less allowances for doubtful accounts when deemed necessary. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (Statement 114), in May 1993 and the related Statement of Financial Accounting Standards No. 118 Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, in October 1994 for implementation in fiscal years beginning after December 15, 1994. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
          -----------------------------------------------------
          Notes Receivable, continued
          ---------------------------

     Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. The adoption of Statements 114 and 118 by the Company on January 1, 1995 did not have a material affect on the financial statements.

         Stock-Based Compensation
         ------------------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), in October 1995 for implementation in fiscal years beginning after December 15, 1995. Statement 123 became effective beginning with the Company's first quarter of fiscal year 1996 and did not have a material effect on the Company's financial position or results of operations. Upon adoption of Statement 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense. (See Note K).

         Estimates Used to Prepare Financial Statements
         ----------------------------------------------

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

         Reclassification
         ----------------

     Certain reclassifications have been made to amounts presented in previous years to be consistent with the 1996 presentation.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





C.       INVESTMENTS
         -----------
         Southern California
         -------------------

     Effective June 1, 1995, the Company acquired a 32.5% interest in a limited liability company that operates a fixed site lithotripter near Los Angeles, California. The purchase price was cash of $1,569,000. This transaction was accounted for using the purchase method of accounting.

         Texas, Ohio & Louisiana Partnerships
         ------------------------------------

     In December 1994, the Company acquired all of the common stock of three corporations. Each corporation is the general partner and holds an approximate 20% interest in a limited partnership which operates a mobile lithotripter. Texas ESWL/Laser Lithotripter, Ltd. operates a mobile lithotripter in Texas, Oklahoma and Arkansas. Ohio Mobile Lithotripter, Ltd. operates a mobile lithotripter in Ohio. Arklatx Mobile Lithotripter, L.P. operates a mobile lithotripter in Louisiana.

     The purchase price paid by Prime for the common stock was $5,007,000 in cash. This transaction was accounted for using the purchase method of accounting effective December 1, 1994.

     Condensed  unaudited  balance sheet for the three  partnerships at December
31:

                                              1996         1995
                                           ----------   ----------
Current assets                             $3,996,000   $4,327,000
Non-current assets                            451,000      729,000
                                           ----------   ----------

Total assets                               $4,447,000   $5,056,000
                                           ==========   ==========

Current liabilities                        $3,173,000   $3,770,000
Long-term liabilities                            --        311,000
Partners' capital                           1,274,000      975,000
                                           ----------   ----------

Total liabilities
and equity                                 $4,447,000   $5,056,000
                                           ==========   ==========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





C.       INVESTMENTS, continued
         ----------------------
         Texas, Ohio & Louisiana Partnerships, continued
         -----------------------------------------------

     Condensed unaudited statement of earnings for the three partnerships for the year ended December 31:


                                              1996         1995
                                           ----------   ----------

Total revenues                             $9,985,000   $8,469,000
Total expenses                              2,926,000    3,519,000
                                           ----------   ----------

Net income                                 $7,059,000   $4,950,000
                                           ==========   ==========

     American Physicians Service Group, Inc.
     ---------------------------------------

     At December 31, 1996 and 1995, the Company owned 50,000 shares of common stock, representing approximately 1%, of the outstanding common stock of American Physicians Service Group, Inc. (APS). APS owned approximately 16% and 21%, respectively of the outstanding common stock of the Company at December 31, 1996 and 1995. The Company's pro rata interest in its own shares of common stock had been included in stockholders' equity as reciprocal stockholdings prior to 1995. (See Note B).

     The Company occupies approximately 2,800 square feet of office space owned by APS. The Company also shares certain personnel with APS. The monthly rent and personnel cost is approximately $4,000.

         Shasta Diagnostic Center Joint Venture
         --------------------------------------

     In 1989, the Company acquired a 50% interest in Shasta Diagnostic Center Joint Venture ("Shasta"), a California general partnership. Shasta was formed for the purpose of operating and managing a diagnostic imaging center. In September 1994, the joint venture sold the operating assets of the imaging center. The sales price was comprised of $450,000 cash, a promissory note for $450,000, bearing interest at 8% and the assumption of approximately $2,145,000 in debt and lease obligations.

D.       ACQUISITIONS
         ------------

     Effective  May 1, 1996,  the Company  acquired  100% of the common stock of
Lithotripters, Inc. ("Litho"). Litho operated 31 lithotripters serving approximately 200 locations in 19 states. The purchase price was $86,500,000 consisting of $71,600,000 cash and 1,636,000 shares of the Company's common stock valued at $14,900,000. This transaction was accounted for using the purchase method of accounting.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.       ACQUISITIONS, continued
         -----------------------

     Effective November 1, 1996, the Company increased its ownership interest in two partnerships that operate lithotripters in Arkansas and South Carolina. The Company acquired an additional 12.0% interest in Fayetteville Lithotripters Limited Partnership - Arkansas I and 2.7% interest in Fayetteville Lithotripters Limited Partnership - South Carolina II, which the Company manages as General Partner. The purchase price was $1,291,000 in cash. This transaction was accounted for using the purchase method of accounting.

     Also effective November 1, 1996, the Company acquired a 4% ownership in a partnership that operates two lithotripters in North Carolina. The purchase price was $550,000 in cash. This acquisition was accounted for using the cost method of accounting.

     Unaudited proforma combined statement of earnings for the year ended December 31, 1996 of the Company and the acquisitions discussed previously assuming all were effective January 1, 1995 is as follows:

                                              1996         1995
                                           -----------  -----------

Total revenues                             $92,499,000  $82,934,000
Total expenses                              82,355,000   74,409,000
                                           -----------  -----------

Net earnings                               $10,144,000  $ 8,525,000
                                           ===========  ===========
Earnings per share                         $      0.53  $      0.49
                                           ===========  ===========

     Effective October 1, 1995, the Company acquired 100% of the outstanding stock of Sun Medical Technologies, Inc. ("Sun"). Sun operates eight lithotripters servicing clients in California, Arizona, Montana, New Mexico, Washington and Wyoming. The purchase price was $16,150,000 consisting of cash of $9,438,000, deferred payments payable in January, 1996 of $2,687,000, notes payable of $4,025,000, and warrants to purchase 200,000 shares of the Company's common stock. The exercise price of the warrants represented the market price of the Company's common stock at the date the warrants were issued. The notes payable of $4,025,000 may be converted into 672,000 shares of the Company's common stock. Each noteholder may convert all or part of the outstanding note balance on the quarterly payment dates. (Note: These noteholders elected to convert the outstanding balances of their notes into the Company's stock in 1996.) This acquisition was accounted for using the purchase method of accounting.

     Effective June 1, 1995, the Company acquired a 32.5% interest in a limited liability company that operates a fixed site lithotripter near Los Angeles, California. The purchase price was cash of $1,569,000. This transaction was accounted for using the purchase method of accounting.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.       ACQUISITIONS, continued
         -----------------------

     Effective July 1, 1995 the Company acquired an undivided 70% interest in a fixed site lithotripter located in Fort Lauderdale, Florida. The purchase price was $5,550,000 consisting of cash of $3,885,000 and notes payable of $1,665,000, which can be converted into 326,000 shares of the Company's common stock. The noteholder may convert all of the balance outstanding on the note on the quarterly payment dates. (Note: The noteholder elected to convert the outstanding balance of their note into the Company's stock in 1996.) The acquisition was accounted for using the purchase method of accounting.

     Unaudited proforma combined statement of earnings for the year ended December 31, 1995 of the Company and the acquisitions discussed previously assuming all were effective January 1, 1994 is as follows:


                                              1995         1994
                                           -----------  -----------

Total revenues                             $31,771,000  $37,859,000
Total expenses                              23,851,000   31,665,000
                                           -----------  -----------

Net earnings                               $ 7,920,000  $ 6,194,000
                                           ===========  ===========
Earnings per share                         $      0.47  $      0.40
                                           ===========  ===========

     Effective August 1, 1994, the Company acquired a mobile lithotripter operating in Birmingham, Alabama. The purchase price was cash of $2,863,000, notes payable of $2,620,000, and a warrant to purchase approximately 725,000 shares of the Company's common stock. The exercise price of the warrant represented the market price of the Company's common stock at the date the warrant was issued. (Note: The noteholder exercised its warrants and in exchange, considered the Company's $2,304,000 note paid in full, in 1996.) This acquisition was accounted for using the purchase method of accounting.

     In July 1994, the Company acquired all of the outstanding stock of Alabama Renal Stone Institute, Inc. ("ARSI"), which owns a fixed-site lithotripter located in Birmingham, Alabama and had previously licensed the use of the lithotripter to a wholly-owned subsidiary of the Company. As a result, ARSI operates the lithotripter as a wholly-owned subsidiary of the Company, free of certain options that ARSI and its former owners had to terminate the license. The purchase price was $3,895,000, and has been accounted for using the purchase method of accounting.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.       ACQUISITIONS, continued
         -----------------------

     In April 1994, the Company acquired an undivided 60% interest in certain assets, subject to 60% of certain liabilities of Metro Atlanta Stonebusters, Inc. ("MASI"), which operated a mobile lithotripter in the Atlanta, GA area. Prime paid to MASI $2,040,000 in cash and a promissory note issued in the amount of $3,700,000, bearing interest at 6%. Prime contributed its interest in the net assets acquired to Metro Atlanta Stonebusters, G.P. ("MASBGP") in exchange for a 60% general partnership interest in MASBGP, and MASI contributed its 40% interest to MASBGP for a 40% interest in MASBGP. This transaction was accounted for using the purchase method of accounting.

     In January 1994, the Company acquired all of the outstanding capital stock of Fazio Consulting, Inc. ("FCI"), which operated two mobile lithotripters in seven states. The purchase price was cash of $950,000, the repayment of two promissory notes of FCI in the aggregate amount of $1,100,000 and an earnout for the next five years based on 50% of the net income of FCI. At December 31, 1994, the Company calculated the earnout for the first year to be $559,000, and that amount has been recorded as goodwill and was accounted for using the purchase method of accounting. At December 31, 1995, the Company reached an agreement to settle the remaining four years of the earnout, along with a buyout of the remaining term of two tractor leases. The Company has recorded the $700,000 settlement as follows: $685,000 recorded to goodwill and $15,000 to acquire title to one tractor.

     Unaudited proforma combined statement of earnings for the year ended December 31, 1994 of the Company and the acquisitions discussed previously assuming all were effective January 1, 1993 is as follows:

                                               1994         1993
                                           -----------  -----------

Total revenues                             $27,721,000  $27,904,000
Total expenses                              22,044,000   23,714,000
                                           -----------  -----------
Net earnings                               $ 5,677,000  $ 4,190,000
                                           ===========  ===========
Earnings per share                         $      0.39  $      0.34
                                           ===========  ===========

E.       DISPOSITIONS
         ------------

     In December 1994, the Company sold its interest in the Grove Diagnostic Imaging Center. The Company received two promissory notes totaling $1,155,000 and the buyer assumed approximately $1,200,000 in contractual obligations.

     In December 1994, the Company received $260,000 in cash for its equipment and termination of its management contract, related to an imaging center managed by the Company.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


E.       DISPOSITIONS, continued
         -----------------------

     In August 1994, Shasta Diagnostic Center J.V., in which the Company owns a 50% interest, sold the operating assets of Shasta Diagnostic Imaging Center, a multi-modality imaging center. The sales price was comprised of $450,000 cash, a promissory note for $450,000, bearing interest at 8%, and the assumption of approximately $2,145,000 in debt and lease obligations.

     In August 1994, the Company sold the operating assets of the Tower Diagnostic Center, a multi-modality imaging center located in Tampa, Florida.
The sales price was comprised of $2,350,000 cash, a promissory note for $500,000, bearing interest at 7.25% and the assumption of approximately $4,100,000 in capital and operating lease obligations.

     Summarized results of operations for the centers disposed of in 1994 were as follows:

     Fee revenues                                $     8,292,000
     Cost of services and
       general and administrative expenses             6,705,000
     Depreciation and amortization                       941,000
                                                 ---------------
                                                         646,000
     Interest income                                      21,000
     Interest expense                                   (188,000)
     Other, net                                            3,000
                                                 ---------------
     Net income                                  $       482,000
                                                 ===============

F.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (Statement 107), requires that the Company disclose estimated fair values for its financial instruments as of December 31, 1996 and 1995:
($ Amounts in Thousands)

                                            1996                           1995
                                  -------------------------     -------------------------
                                   Carrying        Fair           Carrying       Fair
                                    Amount         Value          Amount         Value
                                  ----------     ----------     ----------     ----------
Financial assets:
Cash                              $   20,096     $   20,096     $    4,692     $    4,692
Notes receivable                        --             --              203            200
Accounts receivable                   16,346         16,346          4,109          4,109
Other receivables                      1,842          1,842            183            183
Investment in American
Physicians Service Group, Inc.           173            325            173            481


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.         FAIR VALUE OF FINANCIAL INSTRUMENTS, continued
           ----------------------------------------------

($ Amounts in Thousands)                  1996                             1995
                                  -------------------------     -------------------------
                                   Carrying        Fair           Carrying       Fair
                                    Amount         Value          Amount         Value
                                  ----------     ----------     ----------     ----------
Financial liabilities:
Debt                                  81,432         81,432         25,366         25,281
Accounts payable                       4,451          4,451          4,814          4,814

     Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

           Cash
           -----

     The carrying amounts for cash approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

           Notes Receivable
           ----------------

     The fair value of notes has been determined using discounted cash flows based on management's estimate of current interest rates for notes of similar credit quality.

           Accounts Receivable and Other Receivables
           -----------------------------------------

     The carrying value of these receivables approximates the fair value due to their short-term nature and historical collectibility.

           Investment in American Physicians Service Group, Inc.
           -----------------------------------------------------

     The fair value of the stock is based on the last trade value at the end of the year.

           Debt
           ----

     The carrying value of debt approximates fair value since the majority is primarily floating rate debt based on current market rates.

           Accounts Payable
           ----------------

     The carrying value of the payables approximates fair value due to the short-term nature of the obligation.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.         FAIR VALUE OF FINANCIAL INSTRUMENTS, continued
           ----------------------------------------------
           Limitations
           -----------

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets and liabilities, property and equipment, equity investment in partnerships, goodwill, other noncurrent assets and accrued expenses. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the aforementioned estimates.

G.       ACCRUED EXPENSES
         ----------------

         Accrued expenses consist of the following:


                                          December 31,      December 31,
                                              1996              1995
                                          ------------      ------------
Legal fees                                $   452,000       $   228,000
Accrued group insurance costs                 164,000           114,000
Compensation and payroll
related expense                             1,502,000         1,114,000
Taxes, other than income taxes                334,000            92,000
Accrued interest                            1,028,000           155,000
Provision for closed centers                  163,000           221,000
Income taxes payable                          761,000           384,000
Dividends payable to minority interest     10,705,000           183,000
Other                                       1,473,000           371,000
                                           ----------        ----------

                                          $16,582,000       $ 2,862,000
                                          ===========       ===========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.       INDEBTEDNESS
         ------------

     Outstanding  long-term  debts,  other  than  bank  debts,  are as  follows:

     Interest                                            December 31,
       Rates              Maturities                  1996           1995
--------------------    ---------------          ------------   ------------

None                    1997 - 2006              $    241,000   $    320,000
6% Note                    1997                       984,000      1,967,000
10% Note                    --                           --        1,561,000
11.25% -11.6%           1997 - 1998                    12,000        190,000
60 Day Libor +
  2 1/2%                    --                           --        3,690,000
Prime                       --                           --        2,304,000
                                                 ------------   ------------
                                                    1,237,000     10,032,000
Less current portion of
long-term debt                                      1,100,000      2,759,000
                                                 ------------   ------------

                                                 $    137,000   $  7,273,000
                                                 ============   ============

     $171,000 of the non-interest bearing notes are unsecured. A non-interest bearing note in the amount of $70,000 is secured by a mobile lithotripter. The 6% note, in the principal amount of $984,000 and $1,967,000 at December 31, 1996 and 1995, respectively, is secured by a Security Agreement which conveys first security title to the assets the lender sold to the Company as part of the acquisition by the Company of 60% of certain assets, subject to 60% of certain liabilities of Metro Atlanta Stonebusters, Inc. The 11.25% to 11.6% notes are secured by medical and computer equipment.

     Outstanding long-term notes payable - banks are as follows:

   Interest                                               December 31,
    Rates                 Maturities                 1996           1995
--------------------    ---------------          ------------   ------------

60-day LIBOR
  plus 2 1/2%             1997-2001              $ 76,750,000   $ 15,050,000
Prime                     1997-1998                 3,245,000           --
Prime + 1 1/2%              1997                      200,000        284,000
                                                 ------------   ------------
                                                   80,195,000     15,334,000
Less current portion of
long-term bank debt                                 9,422,000        284,000
                                                 ------------   ------------
                                                 $ 70,773,000   $ 15,050,000
                                                 ============   ============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H.     INDEBTEDNESS, continued
       -----------------------

     In conjunction with the acquisition discussion in Note D, the Company increased its bank facility with the Bank of Boston from $25 million to $90 million. The $50 million term loan bears an interest rate of LIBOR + 2 to 3%, payable monthly and requires quarterly principal payments beginning July, 1996, with the final payment in April, 2001. The $40 million line of credit bears an interest rate of LIBOR + 2 to 3%, payable monthly and matures in April, 2001. The facility is collateralized by the assets of the Company, including the stock of its subsidiaries.

     The stated principal repayments for all indebtedness as of December 31, 1996 are payable as follows:

               1997                               $10,522,000
               1998                                10,134,000
               1999                                11,979,000
               2000                                12,696,000
               2001                                36,000,000
               Thereafter                             101,000


I.       COSTS OF SERVICES AND GENERAL AND ADMINISTRATIVE EXPENSES
         ---------------------------------------------------------

     Costs of services and general and administrative expenses consist of the following:


                                         Year Ended   Year Ended   Year Ended
                                           Dec. 31,    Dec. 31,     Dec. 31,
                                             1996        1995         1994
                                         ----------   ----------   ----------

Salaries, wages and benefits             $11,953,000  $ 4,027,000  $ 5,460,000
Other costs of services                    6,878,000    3,412,000    6,014,000
Provision for bad debts                      150,000      573,000      805,000
General and administrative                 1,941,000      718,000    1,454,000
Legal and professional                     1,315,000      659,000      677,000
Other                                      2,562,000      668,000      867,000
                                         -----------  -----------  -----------
                                         $24,799,000  $10,057,000  $15,277,000
                                         ===========  ===========  ===========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

     At  December  31,   1996,   minimum   annual   rental   commitments   under
non-cancelable operating leases for equipment and office space, which may contain renewal and escalation clauses, are:

                    1997              $ 313,000
                    1998                191,000
                    1999                188,000
                    2000                157,000
                    2001                  2,000
                    Thereafter              --

     Rent expense for equipment and office space for the years ended December 31, 1996 was $360,000, December 31, 1995 was $239,000 and December 31, 1994 was
$544,000.

     The Company sponsors two partially, self-insured group medical insurance plans. One plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. The Company's maximum claim exposure is limited to $35,000 per person per policy year. At December 31, 1996, the Company had 48 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. The second plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. At December 31, 1996, the Company had 150 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. The Company's maximum claim exposure is limited to $20,000 per person per policy year. The Company's contributions totaled $224,000 in 1996, $150,000 in 1995, and $431,000 in 1994.


K.         COMMON STOCK OPTIONS
           --------------------
           1993 Stock Option Plan:
           -----------------------

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K.         COMMON STOCK OPTIONS, continued
           --------------------------------

     On October 12, 1993, the Company adopted the 1993 Stock Option Plan which authorizes the grant of up to 2,000,000 shares to certain key employees, directors, and consultants and advisors to the Company. Options granted under the 1993 Stock Option Plan shall terminate after ten years from the date the option is granted, unless the option terminates sooner by reason of termination of employment, disability or death.

     A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                            1996                             1995                             1994
                                ------------------------------   -------------------------------   -------------------------------
                                   Options   Weighted-Average       Options     Weighted-Average     Options      Weighted-Average
                                    (000)     Exercise Price         (000)       Exercise Price       (000)        Exercise Price
                                -----------  -----------------    -----------   ----------------   ------------   ----------------
Outstanding - beginning of year        975   $           1.31         1,055     $           0.98       1,156      $           0.85
Granted                                730              13.87            55                 5.58          65                  3.05
Exercised                             (477)              0.52          (135)                0.52        (136)                 0.31
Forfeited                             ( --)                --          ( --)                  --        ( 30)                 3.46
                                -----------  -----------------    -----------   ----------------   ------------   ----------------
Outstanding-end of year               1,228   $          8.99           975     $           1.31       1,055      $           0.98
                                ===========   ================    ===========   ================   ============   ================

Exercisable at end of year              422   $          2.03           816     $           0.75         813      $           0.55

Weighted-average fair
  value of options granted
  during the year              $       6.13                --     $    2.07                   --         N/A                    --


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K.         COMMON STOCK OPTIONS, continued
           -------------------------------

     The following table summarizes the Company's outstanding options at December 31, 1996:

                                                                        Average        Weighted
                                                                       Remaining        Average
                                                                      Contractual      Exercise
           Range of Exercise Prices                      Shares           Life           Price
           ------------------------                    ---------      -----------      ---------
           $  0.25 - $  4.12                             447,000      2.2 years          $  1.39
           $  4.13 - $  8.25                              50,000      4.9 years          $  5.75
           $  8.26 - $12.37                               25,000      4.0 years          $  8.94
           $12.38 - $16.50                               706,000      4.7 years           $14.04
                                                       ---------

           Total                                       1,228,000
                                                       =========

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes 1995 and 1996 option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 5.7% and 6.2%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .38 and .53; and a weighted-average expected life of the option of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


K.         COMMON STOCK OPTIONS, continued
           -------------------------------

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                      1996           1995
                                                   ----------      ---------

      Pro forma net income                         $ 8,109         $ 7,197
      Pro forma earnings
       per share
         Primary                                     $0.44           $0.47
         Fully Diluted                               $0.43           $0.46


L.       OTHER INCOME (EXPENSE)
         ----------------------

     Included in other, net in the consolidated statements of operations are the following components:
                                              Years Ended December 31,
                                            1996         1995         1994
                                         ----------   ----------   ----------
Collections on amounts
     previously written off              $  192,000         --           --
Gain on sale of investment
     in American Physicians
     Service Group, Inc. stock                 --        559,000         --
Equipment rental                             58,000         --           --
Equity in income of affiliates                 --           --          9,000
Loss on sale of
marketable securities                          --           --        (43,000)
Other income (expense)                      120,000       88,000      (57,000)
                                         ----------   ----------   ----------
Other, net                               $  370,000   $  647,000   $  (91,000)
                                         ==========   ==========   ==========

M.       INCOME TAXES
         ------------

     The Company recognized $97,000, $110,000 and $114,000 in current Federal income tax expense for 1996, 1995 and 1994 respectively, consisting entirely of alternative minimum tax.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M.       INCOME TAXES, continued
         -----------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.


                                                     1996            1995
                                                 -----------    ------------
         Deferred tax assets:
           Accounts receivable,
             principally due to allowance
             for doubtful accounts               $   114,000    $     79,000
           AMT credit carryforwards                  249,000         374,000
           Net operating loss carryforwards          944,000       4,088,000
           Investment tax credit carryforwards     1,200,000       1,200,000
           Accrued expenses deductible
             for tax purposes when paid              834,000         573,000
           Other                                     829,000         162,000
                                                 -----------    ------------
             Total gross deferred tax
              assets                               4,170,000       6,476,000
             Less valuation allowance             (2,399,000)     (5,492,000)
                                                 -----------    ------------
             Net deferred tax assets               1,771,000         984,000
                                                 -----------    ------------

         Deferred tax liabilities:
           Property and equipment,
             principally due to
             differences in depreciation           ( 516,000)       (334,000)
           Investments in affiliated
             entities, principally due to
             undistributed income                 (2,860,000)     (  430,000)
           Intangible assets, principally
             due to differences in
             amortization periods for tax
             purposes                             (1,872,000)     (  460,000)
           IRS Section 481(A) adjustment
             for partnerships acquired            (  175,000)            --
                                                 -----------      ----------
           Total gross deferred tax
               liabilities                        (5,423,000)     (1,224,000)
                                                 -----------      ----------
           Net deferred tax liability            ($3,652,000)     ($ 240,000)
                                                 ===========      ==========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





M.       INCOME TAXES, continued
         -----------------------

     The valuation allowance for deferred tax assets as of December 31, 1996 was $2,399,000 representing a decrease of $3,093,000, primarily due to utilization of net operating loss carryforwards. The valuation allowance for deferred tax assets as of January 1, 1995 was $7,583,000 with the change in the total valuation allowance for the year ended December 31, 1995 being a decrease of $2,091,000. The Company believes that the valuation allowance at December 31, 1996 is necessary due to uncertainties regarding the Company's use of the net operating loss carryforwards and tax credit carryforwards which could become limited in the event that the Company experiences a greater than 50% stock ownership change in a three-year period (as defined in the Internal Revenue Service regulations).

     At December 31, 1996, net operating loss carryforwards available to reduce future taxable income amounted to approximately $2,777,000 and expire through 2008. Investment tax credit carryforwards, which expire through 2000, amounted to $1,200,000 at December 31, 1996.

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

N.       RELATED PARTY TRANSACTIONS
         --------------------------

     See Notes B and C for additional related party transactions involving investments in affiliates.

     O.  SUBSEQUENT EVENT
         ----------------

     In January 1997 the Company purchased additional ownership interests in 10 partnerships, which the Company controls. The purchase price for additional ownership interests was $10,510,000 in cash. These transactions were accounted for using the purchase method of accounting.

                                                            SCHEDULE II
                                                            -----------

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)


                                                           Additions
                                                           ----------
                                                           Charged to                         Balance at
                                       Beginning of         Costs and                           End of
      Description                          Period            Accounts         Deductions        Period
      -----------                      ------------        ----------        -----------      ----------
Year ended December 31, 1996:

  Accounts Receivable
    Allowance for doubtful
     accounts                          $        232        $      319        $      216 (A)   $     335
                                       =============       ===========       ===========      ==========

Year ended December 31, 1995:

  Accounts Receivable
    Allowance for doubtful
    accounts                           $        938        $      531        $   1,237 (A)    $     232
                                       =============       ===========       ==========       ==========


Year ended December 31, 1994:

  Accounts Receivable
    Allowance for doubtful
    accounts                           $     1,625         $   1,857         $   2,544 (A)    $     938
                                       ============        ==========        ==========       ==========








-------------------------------


     (A) Accounts receivable written off against the allowance for doubtful accounts and other minor reclassifications.