Form 10-Q
period 1997-03-31
PRIME MEDICAL SERVICES INC /TX/
filed 1997-04-30
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1997

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                                 _____ to _____


                         Commission File Number: 0-22392
                         -------------------------------


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

YES     x       NO
     ------         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding at
         Title of Each Class                            April 28, 1997
         -------------------                   -------------------------------
   Common Stock, $.01 par value                           19,270,267

                                     PART I


                              FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

($ in thousands, except per share data)
                                                    Three Months Ended
                                                         March 31,
                                            ---------------------------------
                                                  1997              1996
                                            ---------------   ---------------
Fee revenue:
  Lithotripsy:
    Fee revenues                            $        19,089   $         6,069
    Management fees                                   1,351               554
    Equity income                                       320               379
                                            ---------------   ---------------
                                                     20,760             7,002
  Cardiac                                               129               222
                                            ---------------   ---------------
                                                     20,889             7,224
                                            ---------------   ---------------
Costs and expenses:
  Cost of services and general
  and administrative expense
    Lithotripsy                                       5,798             2,263
    Cardiac                                              92               159
    Corporate                                         1,362               599
                                            ---------------   ---------------
                                                      7,252             3,021

  Depreciation and amortization                       2,084             1,149
                                            ---------------   ---------------
                                                      9,336             4,170
                                            ---------------   ---------------
Operating income                                     11,553             3,054

Other income (deductions):
  Interest and dividends                                139                22
  Financing costs                                      (360)             --
  Interest expense                                   (1,764)             (509)
  Other, net                                            103                80
                                            ---------------   ---------------

                                                     (1,882)             (407)
                                            ---------------   ---------------
Income before provision for income taxes
  and minority interest                               9,671             2,647

Minority interest in consolidated income              5,865               477

Provision for income taxes                              930               264
                                            ---------------   ---------------

Net income                                  $         2,876   $         1,906
                                            ===============   ===============

Primary earnings per share:
  Net income                                $          0.15   $          0.12
                                            ===============   ===============

  Weighted average shares outstanding                19,498            16,366
                                            ===============   ===============

Fully diluted earnings per share:
  Net income                                $          0.15   $          0.12
                                            ===============   ===============

  Weighted average shares outstanding                19,498            17,368
                                            ===============   ===============

                 See notes to consolidated financial statements.
                                       -3-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


($ in thousands)


                                                  March 31,      December 31,
                                                    1997            1996
                                                    ----            ----
ASSETS

Current assets:
  Cash                                      $        16,280   $        20,096
  Accounts receivable, less allowance
   for doubtful accounts of $512 in
   1997 and $335 in 1996                             15,697            16,346
  Other receivables                                   1,923             1,842
  Deferred income taxes                                 948               948
  Prepaid expenses and other current assets             795               841
                                            ---------------   ---------------

     Total current assets                            35,643            40,073

Property and equipment:
  Equipment, furniture and fixtures                  22,515            22,339
  Leasehold improvements                                113               113
                                            ---------------   ---------------

                                                     22,628            22,452

Less accumulated depreciation and
  amortization                                       (8,124)           (7,122)
                                            ---------------   ---------------

     Property and equipment, net                     14,504            15,330


Investment in American Physicians
  Service Group, Inc.                                   173               173
Other investments                                     7,829             7,927
Goodwill, at cost, net of amortization              140,656           132,302
Other noncurrent assets                               2,082             1,948
                                            ---------------   ---------------

                                            $       200,887   $       197,753
                                            ===============   ===============













          See accompanying notes to consolidated financial statements.
                                        4

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


($ in thousands)


                                                 March 31,       December 31,
                                                   1997              1996
                                                   ----              ----
LIABILITIES:

Current Liabilities:

  Current portion of long-term debt         $        10,524   $        10,522
  Accounts payable                                    3,263             4,451
  Accrued expenses                                   10,218            16,582
                                            ---------------   ---------------

     Total current liabilities                       24,005            31,555

Long-term debt, net of current portion               78,817            70,910
Deferred income taxes                                 5,736             5,423
                                            ---------------   ---------------

     Total liabilities                              108,558           107,888

Minority interest                                    12,391            13,438

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                                       --                --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,260,267 issued in 1997 and
  19,078,933 issued in 1996                             193               191
Capital in excess of par value                       83,904            83,271
Accumulated deficit                                  (4,159)           (7,035)
                                            ---------------   ---------------

     Total stockholders' equity                      79,938            76,427
                                            ---------------   ---------------

                                            $       200,887   $       197,753
                                            ===============   ===============














          See accompanying notes to consolidated financial statements.
                                       -5-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                             Three Months Ended
                                                  March 31,
                                           1997              1996
                                      ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected       $        21,322   $         7,457
Cash paid to employees, suppliers
  of goods and others                          (9,166)           (3,676)
Interest received                                 139                22
Interest paid                                  (2,174)             (505)
Income taxes paid                                (625)             (226)
                                      ---------------   ---------------
     Net cash provided by
     operating activities                       9,496             3,072
                                      ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on lithotripter
  entities acquired                           (10,503)           (3,387)
Purchase of equipment and
  leasehold improvements                         (216)             (229)
Distributions from investments                    557               646
Purchase of investments                          (129)             --
Other                                            (141)             (101)
                                      ---------------   ---------------
     Net cash (used in)
     investing activities                     (10,432)           (3,071)
                                      ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable                    50,000              --
Payments on notes payable,
  exclusive of interest                       (42,091)           (1,138)
Distributions to minority interest            (11,040)             (369)
Exercise of stock options                         251               130
                                      ---------------   ---------------
     Net cash (used in)
     financing activities                      (2,880)           (1,377)
                                      ---------------   ---------------

NET (DECREASE) IN CASH AND CASH
     EQUIVALENTS                               (3,816)           (1,376)

Cash and cash equivalents,
     beginning of period                       20,096             4,692
                                      ---------------   ---------------

Cash and cash equivalents,
     end of period                    $        16,280   $         3,316
                                      ===============   ===============







                 See notes to consolidated financial statements
                                       -6-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                              Three Months Ended
                                                   March 31,
                                            1997              1996
                                      ---------------   ---------------
Reconciliation of net income to
  cash provided by operating activities
   Net income                         $         2,876   $         1,906

Adjustments to reconcile net income
  to cashprovided by operating activities:
     Minority interest in
     consolidated income                        5,865               477
     Depreciation and amortization              2,084             1,150
     Provision for deferred income taxes          313              --
     Provision for uncollectible accounts          60                35
     Equity in earnings of affiliates            (321)             (382)
     Other                                         39              --

Changes in operating assets and liabilities,
  net of effect of purchase transactions:
     Accounts receivable                          589               499
     Other receivables                            (80)             (139)
     Other current assets                          46               206
     Accounts payable                          (1,187)             (301)
     Accrued expenses                            (788)             (379)
                                      ---------------   ---------------

     Total adjustments                          6,620             1,166
                                      ---------------   ---------------

     Net cash provided by
     operating activities             $         9,496   $         3,072
                                      ===============   ===============


















                 See notes to consolidated financial statements
                                       -7-

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

1.       General
         -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1996 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 1997 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.


2.       Noncash Investing and Financing Activities:
         -------------------------------------------

In March 1997, The Company increased its credit facility by $45 million. The $40 million term loan was funded, and $37,750,000 was used to repay the line of credit. Loan fees of $585,000 associated with the credit facility increase were expensed in March 1997 on the consolidated statements of operations.

Additional paid in capital was increased and current federal income tax payable was decreased by $383,000 related to the permanent tax difference arising from the exercise of stock options in the quarter ended March 31, 1997.

                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations
                              ---------------------

Results of Operations
---------------------

Revenues
--------

         Total revenues for the three months ended March 31, 1997 increased $13,665,000 (189%) as compared to the same period in 1996. Revenues from lithotripter operations increased by $13,758,000 primarily due to the acquisition of an entity that owned or managed 31 lithotripters effective May 1, 1996. Revenues from cardiac centers decreased $93,000 primarily due to one discontinued/sold cardiac center.

Expenses
--------

         Costs and expenses for the three months ended March 31, 1997 decreased from 42% to 35% of revenues, but increased $4,231,000 (140%) in absolute terms, compared to the same period in 1996. Costs of services associated with lithotripter operations increased $3,535,000 (156%) in absolute terms but decreased from 32% to 28% of lithotripter revenues primarily due to the acquisition discussed above. Cost of services associated with cardiac centers decreased $67,000 (42%) primarily due to one sold cardiac center. Corporate expenses were decreased from 8% to 7% of revenues as the Company was able to successfully grow without proportionately adding overhead.. Corporate expenses increased $763,000 (127%) primarily due to the additional corporate expenses associated with the acquisition discussed above and the management incentive plans tied to the performance of the Company.

Other Income (Deductions)
-------------------------

         Other deductions for the three months ended March 31, 1997 increased $1,475,000 compared to the same period in 1996, primarily due to interest expense increased $1,255,000 due to $74,000,000 in new borrowings in 1996 primarily for the acquisition of Lithotripters, Inc. effective May 1, 1996. The Company expensed $360,000 in loan fees associated with the increase in the credit facility in the quarter ended March 31, 1997.


Minority Interest In Consolidated Income
----------------------------------------

         Minority interest in consolidated income for the three months ended March 31, 1997 increased $5,388,000 compared to the same period in 1996, primarily due to the minority interest associated with the 21 partnerships in which Lithotripters, Inc. holds a controlling interest. The Company acquired all of the stock of Lithotripters, Inc.
effective May 1, 1996.


Liquidity and Capital Resources
-------------------------------

         Cash was $16,280,000 and $20,096,000 at March 31, 1997 and December 31,
1996, respectively. Cash provided by operations for the quarter ended March 31, 1997 was $9,496,000 compared to cash provided by operations for the quarter ended March 31, 1996 in the amount of $3,072,000.

-------------------------------

Cash used in investing activities for the quarter ended March 31, 1997 was $10,432,000 compared to cash used in investing activities for the quarter ended March 31, 1996 in the amount of $3,071,000. The increase was attributable to acquisition of additional partnership interests of $10,503,000 in January, 1997. Cash used in financing activities for the quarter ended March 31, 1997 was $2,880,000 which included $42,091,000 for payments on notes payable and distributions to minority interest totaling $11,040,000, offset by $50,000,000 in new borrowings. Cash used in financing activities for the quarter ended March 31, 1996 was $1,377,000 which included $1,138,000 for payments on notes payable and distributions to minority interest totaling $369,000.

The Company increased its credit facility by $45 million on March 31, 1997. The total facility of $135 million consists of a $50 million revolving credit facility due in April 2001, a $45 million term loan with quarterly principal payments, and a $40 million term loan with annual principal payments of $800,000 and a balloon payment of $36 million in April 2003.

Management believes that its present cash position, together with funds generated from operations, and from its available credit facility will provide sufficient resources to meet the Company's cash requirements for current operations and facilitate additional acquisitions.

                                     PART II


                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         11.      Statement regarding computation of per share earnings.

(b)      Current Reports on Form 8-K

         NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PRIME MEDICAL SERVICES, INC.




Date:    April 30, 1997                     By: /s/ Cheryl L. Williams
                                               ------------------------
                                            Cheryl L. Williams, Vice President
                                                 and Chief Financial Officer