Form 10-Q
period 1997-06-30
PRIME MEDICAL SERVICES INC /TX/
filed 1997-07-28
CIK 895810

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997

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


     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                             Number of Shares Outstanding at
     Title of Each Class                               July 15, 1997
     -------------------                               -------------
Common Stock, $.01 par value                             19,293,267





--------------------------------------------------------------------------------

                                     PART I


                              FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

($ in thousands, except per share data)

                                    Three Months Ended                  Six Months Ended
                                         June 30,                             June 30,
                                 1997              1996              1997              1996
                            ---------------   ---------------   ---------------   ---------------

Fee revenue:
Lithotripsy:
   Fee revenues             $        20,643   $        17,044   $        39,732   $        23,113
   Management fees                    1,794             1,060             3,145             1,614
   Equity income                        661               372               981               751
                            ---------------   ---------------   ---------------   ---------------
                                     23,098            18,476            43,858            25,478
Cardiac                                 122               219               251               441
                            ---------------   ---------------   ---------------   ---------------
                                     23,220            18,695            44,109            25,919
                            ---------------   ---------------   ---------------   ---------------
Costs and expenses:
Cost of services and general
 and administrative expense
   Lithotripsy                        6,526             4,728            12,324             6,991
   Cardiac                               70               166               162               325
   Corporate                          1,476             1,362             2,838             1,961
                            ---------------   ---------------   ---------------   ---------------
                                      8,072             6,256            15,324             9,277

Depreciation and
  amortization                        2,064             1,851             4,148             3,000
                            ---------------   ---------------   ---------------   ---------------
                                     10,136             8,107            19,472            12,277
                            ---------------   ---------------   ---------------   ---------------

Operating income                     13,084            10,588            24,637            13,642

Other income (deductions):
   Interest and dividends               156                29               295                51
   Interest expense                  (1,979)           (1,467)           (3,743)           (1,976)
   Financing costs                     --              (3,535)             (360)           (3,535)
   Other, net                            50               118               153               198
                            ---------------   ---------------   ---------------   ---------------
                                     (1,773)           (4,855)           (3,655)           (5,262)
                            ---------------   ---------------   ---------------   ---------------

Minority interest in
  consolidated income                 6,470             5,765            12,335             6,242

Income before provision
  for income taxes                    4,841               (32)            8,647             2,138

Provision for income taxes            1,171               321             2,101               585
                            ---------------   ---------------   ---------------   ---------------

Net income                  $         3,670   $          (353)  $         6,546   $         1,553
                            ===============   ===============   ===============   ===============

Primary earnings per share:
  Net income                $          0.19   $         (0.02)  $          0.34   $          0.09
                            ===============   ===============   ===============   ===============

  Weighted average shares
  outstanding                        19,514            18,752            19,498            17,426
                            ===============   ===============   ===============   ===============

Fully diluted earnings per share:
  Net income                $          0.19   $         (0.02)  $          0.34   $          0.09
                            ===============   ===============   ===============   ===============

  Weighted average shares
  outstanding                        19,517            19,142            19,498            18,317
                            ===============   ===============   ===============   ===============



                 See notes to consolidated financial statements.
                                       -3-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
($ in thousands)                         June 30,      December 31,
                                           1997            1996
                                    ---------------   ---------------


ASSETS

Current assets:
  Cash                              $        13,708   $        20,096
  Accounts receivable, less allowance
   for doubtful accounts of $584 in
   1997 and $335 in 1996                     16,501            16,346
  Other receivables                           1,424             1,842
  Deferred income taxes                         776               948
  Prepaid expenses and
   other current assets                         964               841
                                    ---------------   ---------------

     Total current assets                    33,373            40,073

Property and equipment:
  Equipment, furniture and fixtures          23,077            22,339
  Leasehold improvements                        113               113
                                    ---------------   ---------------

                                             23,190            22,452

Less accumulated depreciation and
  amortization                               (9,096)           (7,122)
                                    ---------------   ---------------

    Property and equipment, net              14,094            15,330


Other investments                            11,645             8,100
Goodwill, at cost,
  net of amortization                       142,024           132,302
Other noncurrent assets                       2,308             1,948
                                    ---------------   ---------------

                                    $       203,444   $       197,753
                                    ===============   ===============

















          See accompanying notes to consolidated financial statements.
                                       -4-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


($ in thousands)

                                          June 30        December 31
                                           1997              1996
                                    ---------------   ---------------
LIABILITIES:

Current Liabilities:

  Current portion of long-term debt $         9,951   $        10,522
  Accounts payable                            6,203             4,451
  Accrued expenses                            6,359            16,582
                                    ---------------   ---------------

     Total current liabilities               22,513            31,555

Long-term debt, net of
  current portion                            76,374            70,910
Deferred income taxes                         6,046             5,423
                                    ---------------   ---------------

     Total liabilities                      104,933           107,888

Minority interest                            14,779            13,438

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                             --                --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,290,267 issued in 1997 and
  19,078,933 issued in 1996                     193               191
Capital in excess of par value               84,028            83,271
Accumulated deficit                            (489)           (7,035)
                                    ---------------   ---------------


     Total stockholders' equity              83,732            76,427
                                    ---------------   ---------------

                                    $       203,444   $       197,753
                                    ===============   ===============














          See accompanying notes to consolidated financial statements.
                                       -5-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                         Six Months Ended June 30,
                                           1997              1996
                                    ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Fee and other revenue collected    $        43,135   $        24,314
 Cash paid to employees, suppliers
   of goods and others                      (16,366)          (12,092)
 Interest received                              293                52
 Interest paid                               (3,754)           (1,850)
 Income taxes paid                             (415)             (562)
                                    ---------------   ---------------
     Net cash provided by
     operating activities                    22,893             9,862
                                    ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of lithotripter operations        (13,980)          (63,884)
 Deferred payments on lithotripter
   entities acquired                            --             (3,387)
 Purchase of equipment and
   leasehold improvements                      (474)             (654)
 Distributions from investments               1,051             1,175
 Purchase of investments                       (129)             --
 Other                                         (112)               57
                                    ---------------   ---------------
     Net cash (used in)
     investing activities                   (13,644)          (66,693)
                                    ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on notes payable                 50,010            70,500
 Payments on notes payable,
   exclusive of interest                    (45,148)           (4,645)
 Distributions to minority interest         (20,779)           (4,876)
 Exercise of stock options                      280               337
                                    ---------------   ---------------
     Net cash (used in)
     financing activities                   (15,637)           61,316
                                    ---------------   ---------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        (6,388)            4,485

Cash and cash equivalents,
 beginning of period                         20,096             4,692
                                    ---------------   ---------------

Cash and cash equivalents,
 end of period                      $        13,708   $         9,177
                                    ===============   ===============













                 See notes to consolidated financial statements
                                       -6-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                         Six Months Ended June 30,
                                           1997              1996
                                    ---------------   ---------------
Reconciliation of net income to
  cash provided by operating activities
   Net income                       $         6,547   $         1,553

Adjustments to reconcile net income
  to cash provided by operating
  activities:
     Minority interest in
      consolidated income                    12,335             6,243
     Depreciation and amortization            4,148             3,000
     Provision for deferred income taxes        667               158
     Provision for uncollectible accounts       107                84
     Equity in earnings of affiliates          (980)             (755)
     Writeoff loan fees                        --                 696
     Other                                       38              --

     Changes in operating assets and
       liabilities, net of effect of
       purchase transactions:
          Accounts receivable                  (263)           (1,125)
          Other receivables                     419               279
          Other current assets                 (142)              505
          Accounts payable                     (927)             (474)
          Accrued expenses                      944              (302)
                                    ---------------   ---------------

          Total adjustments                  16,346             8,309
                                    ---------------   ---------------

          Net cash provided by
          operating activities      $        22,893   $         9,862
                                    ===============   ===============





















                 See notes to consolidated financial statements
                                       -7-

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

1.       General
         -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1996 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 1997 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.


2.       Acquisitions:
         -------------

Effective May 1, 1997 the Company purchased a 38.25% interest in a partnership that operates a mobile lithotripter in Tennessee and Georgia for $3,470,000 in cash. This was accounted for using the purchase method of accounting.

Effective June 1, 1997, the Company purchased 100% of the stock in a Company that operates a fixed site lithotripter in Washington and a mobile lithotripter that operates in California and Oregon. The purchase price is $1,339,000 cash plus future payments based on annual revenues during the next two years. The cash purchase price wasn't funded until July, 1997. This was accounted for using the purchase method of accounting.

3. Issuance of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share".
    ----------------------------------------------------------------------------

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which is effective for interim period and annual financial statements ending after December 15, 1997. Early adoption of the statement is not permitted. SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. The Company believes that adoption of the statement will not have a material effect on its earnings per share disclosure.

                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations





Results of Operations
---------------------
Revenues
--------
For the six months ended June 30, 1997, total revenues increased $18,190,000 (70%) as compared to the same period in 1996. Revenues from lithotripter operations increased by $18,380,000 primarily due to the acquisition of (1) one lithotripter entity that owned or managed thirty-one lithotripters throughout the U.S. in April 1996, (2) purchase of additional interest in 10 partnerships in January, 1997, (3) one lithotripter entity that owned two lithotripters, and
(4) 38.25% interest in a lithotripter operation that operated one lithotripter. Revenues from cardiac centers decreased $190,000 primarily due to one sold cardiac center.

For the three months ended June 30, 1997, total revenues increased $4,525,000 (24%) as compared to the same period in 1996. Revenues from lithotripter operations increased by $4,622,000 primarily due to the acquisitions discussed above. Revenues from cardiac centers decreased $97,000 primarily due to one sold cardiac center.

Expenses
--------

For the six months ended June 30, 1997, costs and expenses decreased from 36% to 34% of revenues, but increased $6,047,000 (65%) in absolute terms, compared to the same period in 1996. Costs of services associated with lithotripter operations increased $5,333,000 (76%) in absolute terms and from 27% to 28% of lithotripter revenues primarily due to the acquisitions discussed above. Cost of services associated with cardiac centers decreased $163,000 (50%) primarily due to one sold cardiac center. Corporate expenses decreased from 8% to 6% of revenues as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses increased $877,000 (43%) primarily due to the additional corporate expenses associated with the acquisitions discussed above, management incentive plans tied to the performance of the Company and transition expenses associated with the integration of the corporate offices.

For the three months ended June 30, 1997, costs and expenses increased from 33% to 35% of revenues and increased $1,816,000 (29%) in absolute terms, compared to the same period in 1996. Costs of services associated with lithotripter operations increased $1,798,000 (38%) in absolute terms and increased from 26% to 28% of lithotripter revenues due to the acquisitions discussed above and restructuring of the regional operations. Cost of services associated with cardiac centers decreased $96,000 (58%) primarily due to one sold cardiac center. Corporate expenses decreased from 7% to 6% of revenues, and increased $114,000 (8%) in absolute terms, due to the reasons discussed above.

Other Income (Deductions)
-------------------------
For the six months ended June 30, 1997, other deductions decreased $1,607,000 primarily due to the Company expensing in 1996 $2,735,000 in fees paid to lenders to obtain financing, and $800,000 in fees associated with the stock offering that was postponed in July, 1996. This was offset by interest expense increase of $1,767,000 due to higher debt balances in 1997 as a result of the acquisitions discussed above.

For the three months ended June 30, 1997, other deductions decreased $3,082,000 primarily due to the reasons discussed above.

Liquidity and Capital Resources
-------------------------------
Cash was  $13,708,000  and  $20,096,000  at June 30, 1997 and December 31, 1996,
respectively. Cash provided by operations for the six months ended June 30, 1997 was $22,893,000 compared to cash provided by operations for the six months ended June 30, 1996 in the amount of $9,862,000.

Cash used in investing activities for the six months ended June 30, 1997 was $13,980,000 compared to cash used in investing activities for the six months ended June 30, 1996 in the amount of $63,884,000. In 1997, the Company used $13,980,000 to purchase (1) additional interests in 10 partnerships, (2) 100% of the stock of a company that operates two units and (3) 38.25% interest in a lithotripter operation that operates one lithotripter. In 1996, the Company used $63,884,000 to acquire the acquisition of a lithotripter entity, that owns or manages 31 lithotripters. In addition, the Company paid out $3,387,000 in deferred payments on lithotripter entities acquired previously.

Cash used in financing activities for the six months ended June 30, 1997 was $15,637,000, primarily due to distributions to minority interests of $20,779,000 offset by new borrowings of $50,010,000 less payments on notes payable of $45,148,000. Cash provided by financing activities for the six months ended June 30, 1996 was $61,316,000, which included $70.5 million in new borrowings for the acquisition discussed above, offset by $4,876,000 in distributions to minority interest partners and $4,645,000 in payments on notes payable.

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

                                     PART II


                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         On June 18, 1997 an annual meeting of the shareholders of the Company was held to consider and vote on:

         1) Election of eight directors to the board of  directors;

         The nominees for director were:
               Paul Butrus, William E. Foree, M.D., Joseph Jenkins, M.D., J.D., Irwin Katz, J.A. McEntire IV, William A. Searles,
               Kenneth S. Shifrin, and Michael J. Spalding, M.D.
          Proxies for this meeting were solicited pursuant to Regulation 14 under the Act and all nominees were elected.

          2) Amendment to the Company's 1993 Stock Option Plan increasing the aggregate number of shares to be issued by 500,000.

         There were 13,795,508 affirmative votes and 1,861,553 negative votes received for this amendment.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
(a)      Exhibits.

         11.      Statement regarding computation of per share earnings.

(b)      Current Reports on Form 8-K

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PRIME MEDICAL SERVICES, INC.



Date:    July 28, 1997                      By: /s/ Cheryl Williams
                                                ________________________
                                                Cheryl Williams
                                                Chief Financial Officer