Form 10-Q
period 1997-09-30
PRIME MEDICAL SERVICES INC /TX/
filed 1997-11-04
CIK 895810

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1997

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                                       to


                         Commission File Number: 0-22392
                          ---------------------------

                          PRIME MEDICAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    74-2652727
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation of organization                      Identification No.)

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

YES     X         NO
      ------         ------


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                               Number of Shares Outstanding at
   Title of Each Class                                October 15, 1997
   -------------------                                ----------------
Common Stock, $.01 par value                              19,306,267


--------------------------------------------------------------------------------

                                     PART I


                              FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
($ in thousands, except per share data)

                                                           Three Months Ended                  Nine Months Ended
                                                              September  30,                     September 30,
                                                              --------------                     -------------
                                                         1997             1996             1997             1996
                                                        -----            -----            -----            -----
Fee revenue:
     Lithotripsy:
          Fee revenues                                 $23,429          $22,118          $63,161           $45,231
          Management fees                                1,702            1,485            4,847             3,099
          Equity income                                    695              496            1,676             1,247
                                                     ---------          -------        ---------          --------
                                                        25,826           24,099           69,684            49,577
     Manufacturing                                         401               --              401                --
     Cardiac                                               120              201              371               642
     Practice management                                    14               --               14                --
                                                    ----------         --------         --------          --------
                                                        26,361           24,300           70,470            50,219
                                                    ----------         --------         --------          --------
Costs and expenses:
     Cost of services and general
          and administrative expense
          Lithotripsy                                    6,461            6,278           18,785            12,956
          Manufacturing                                    345               --              345                --
          Cardiac                                           80              162              242               487
          Practice management                              116               --              116                --
          Corporate                                      1,375            1,363            4,213             3,324
                                                     ---------         --------         --------           -------
                                                         8,377            7,803           23,701            16,767

    Depreciation and amortization                        2,129            2 286            6,277             5,286
                                                     ---------         --------         --------           -------
                                                        10,506           10,089           29,978            22,053
                                                     ---------          -------          -------           -------

Operating income                                        15,855           14,211           40,492            28,166

Other income (deductions):
         Interest and dividends                            212               35              507                86
         Interest expense                               (1,859)          (1,922)          (5,602)           (4,211)
         Loan fees and stock offering costs                 --               --             (360)           (3,535)
         Other, net                                        (82)             200               71               398
                                                     ----------       ---------        ---------         ---------
                                                        (1,729)          (1,687)          (5,384)           (7,262)
                                                     ----------       ---------        ---------         ---------
Income before provision for income taxes
         and minority interest                          14,126           12,524           35,108            20,904

Minority interest in consolidated income                 7,680            7,716           20,015            13,958

Provision for income taxes                               1,926              791            4,027             1,376
                                                     ----------       ---------        ---------          --------

Net income                                             $ 4,520          $ 4,017         $ 11,066           $ 5,570
                                                     =========        =========        =========          ========

Primary earnings per share:
     Net income                                       $   0.23         $   0.21         $   0.57           $  0.31
                                                      ========         ========        =========          ========

     Weighted average shares outstanding                19,566           19,515           19,550            18,120
                                                      ========         ========        =========          ========

Fully diluted earnings per share:
     Net income                                       $   0.23         $   0.21         $   0.56          $   0.31
                                                      ========         ========        =========          ========

     Weighted average shares outstanding                19,626           19,515           19,613            18,478
                                                      ========         ========        =========          ========

                 See notes to consolidated financial statements.
                                       -3-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


($ in thousands)


                                                 September 30,      December 31,
                                                     1997               1996
                                                     ----               ----


ASSETS

Current assets:
     Cash                                           $18,792           $20,096
     Accounts receivable, less allowance
       for doubtful accounts of $801 in
       1997 and $335 in 1996                         18,271            16,346
     Other receivables                                1,640             1,842
     Deferred income taxes                            1,043               948
     Prepaid expenses and other current assets        1,494               841
                                                   ---------        ---------

          Total current assets                       41,240            40,073

Property and equipment:
     Equipment, furniture and fixtures               24,288            22,339
     Leasehold improvements                             113               113
                                                   --------          --------

                                                     24,401            22,452

Less accumulated depreciation and
     amortization                                  ( 10,029)           (7,122)
                                                   --------           -------

     Property and equipment, net                     14,372            15,330



Other investments                                    11,904             8,100
Goodwill, at cost, net of amortization              145,176           132,302
Other noncurrent assets                               2,362             1,948
                                                   --------          --------
                                                   $215,054          $197,753
                                                   ========          ========















          See accompanying notes to consolidated financial statements.
                                       -4-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


($ in thousands)

                                                September 30,       December 31,
                                                    1997                1996
                                                    ----                ----

LIABILITIES:

Current Liabilities:

  Current portion of long-term debt                 $11,170           $10,522
  Accounts payable                                    3,761             4,451
  Accrued expenses                                   15,094            16,582
                                                   --------          --------

     Total current liabilities                       30,025            31,555

Long-term debt, net of current portion               73,556            70,910
Deferred income taxes                                 6,528             5,423
                                                    -------          --------

     Total liabilities                              110,109           107,888

Minority interest                                    16,614            13,438

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                                      --                 --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,306,267 issued in 1997 and
  19,078,933 issued in 1996                             193               191
Capital in excess of par value                       84,105            83,271
Accumulated earnings (deficit)                        4,033           ( 7,035)
                                                  ---------        ----------

     Total stockholders' equity                      88,331            76,427
                                                  ---------         ---------

                                                   $215,054          $197,753
                                                   ========          ========














          See accompanying notes to consolidated financial statements.
                                       -5-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)

                                                Nine Months Ended September 30,
                                                   1997                  1996
                                                   ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected                   $67,273        $   49,276
  Cash paid to employees, suppliers
       of goods and others                          (23,900)          (20,069)
  Interest received                                     502                86
  Interest paid                                      (5,666)           (3,296)
  Income taxes paid                                    (499)             (702)
                                                -----------        ----------
         Net cash provided by
         operating activities                        37,710            25,295
                                                -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of lithotripter operations               (15,335)          (63,884)
  Deferred payments on lithotripter
          entities acquired                              --            (3,387)
  Purchase of equipment and
         leasehold improvements                      (1,667)           (1,071)
  Proceeds from sales of equipment                       25                --
  Distributions from investments                      1,798             1,751
  Contributions to investments                         (311)               --
  Other                                                (217)             (172)
                                                 ----------        ----------
         Net cash (used in)
         investing activities                       (15,707)          (66,763)
                                                 ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                        50,959            72,000
  Payments on notes payable,
          exclusive of interest                     (47,696)          (12,696)
  Distributions to minority interest                (27,728)          (12,409)
  Contributions by minority interest                    815                --
  Exercise of stock options                             343               337
                                                 ----------        ----------
         Net cash provided by (used in)
         financing activities                       (23,307)           47,232
                                                 ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                (1,304)            5,764

Cash and cash equivalents, beginning of period       20,096             4,692
                                                 ----------        ----------

Cash and cash equivalents, end of period         $   18,792        $   10,456
                                                 ==========        ==========










                 See notes to consolidated financial statements
                                       -6-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                               Nine  Months Ended September 30,
                                                     1997               1996
                                                     ----               ----
Reconciliation of net income to
  cash provided by operating activities
    Net income                                   $   11,066        $    5,570

    Adjustments to reconcile net income
      to  cash   provided  by  operating
      activities:
       Minority interest in consolidated income      20,015            13,957
            Depreciation and amortization             6,277             5,286
            Provision for deferred income taxes         882               633
            Provision for uncollectible accounts        362               290
            Equity in earnings of affiliates         (1,701)           (1,253)
            Other                                        66               696

            Changes in  operating  assets
             and  liabilities,  net of  effect  of
             purchase transactions:
                    Accounts receivable              (1,975)             (228)
                    Other receivables                   217               342
                    Other current assets               (320)              700
                    Accounts payable                   (691)             (485)
                    Accrued expenses                  3,512              (213)
                                                 ----------        ----------

                    Total adjustments                26,644            19,725
                                                 ----------        ----------

                  Net cash provided by
                    operating activities         $   37,710        $   25,295
                                                 ==========        ==========




















                 See notes to consolidated financial statements
                                       -7-

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)

1.       General
--       -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1996 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 1997 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.


2.       Acquisition:
--       ------------------

In October 1997, the Company purchased a 75% equity interest in an Illinois company that primarily manufactures and refurbishes trailers for mobile medical equipment. The purchase price was $4,761,000 in cash and the potential of up to $1,050,000 to be paid in 1999 based on certain performance criteria in 1998. The purchase was effective September 1, 1997. This acquisition was accounted for using the purchase method of accounting.

Revenue from contracts for the manufacture or refurbishment of trailers is recognized using the percentage of completion method.



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

                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations





Results of Operations
---------------------

Revenues
--------

For  the  nine  months  ended  September  30,  1997,  total  revenues  increased
$20,251,000 (40%) as compared to the same period in 1996. Revenues from lithotripter operations increased by $20,107,000 primarily due to the acquisition of (1) one lithotripter entity that owned or managed thirty-one lithotripters throughout the U.S. effective May, 1996, (2) additional interest in 10 partnerships in January 1997, (3) one company that owned two lithotripters effective June 1997 and (4) 38.25% interest in a lithotripter unit effective May 1997. Revenues from trailer operations were $401,000. (See Subsequent Events note on page 8.)Revenues from cardiac centers decreased $271,000 primarily due to one sold cardiac center.

For the three months ended September 30, 1997, total revenues increased $2,061,000 (8%) as compared to the same period in 1996. Revenues from lithotripter operations increased by $1,727,000 primarily due to the acquisitions discussed above. Revenues from trailer operations were $401,000. (See Subsequent Events note on page 8.)

Expenses
--------

For the nine months ended September 30, 1997, costs and expenses increased from 33% to 34% of revenues, and increased $6,934,000 (41%) in absolute terms, compared to the same period in 1996. Costs of services associated with lithotripter operations increased $5,829,000 (45%) in absolute terms and from 26% to 27% of lithotripter revenues primarily due to the acquisitions discussed above. Expenses from trailer operations were $345,000. (See Subsequent Events note on page 8.) Cost of services associated with cardiac centers decreased $245,000 (50%) primarily due to one sold cardiac center. Corporate expenses decreased from 7% to 6% of revenues as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses increased $889,000 (27%) primarily due to the additional corporate expenses associated with the acquisition discussed above and the management incentive plans tied to the performance of the Company.

For the three months ended September 30, 1997, costs and expenses remained at 32% of revenues, but increased $574,000 (7%) in absolute terms, compared to the same period in 1996. Costs of services associated with lithotripter operations increased $183,000 (3%) in absolute terms for the reasons described above and decreased from 26% to 25% of lithotripter revenues . Expenses from trailer operations were $345,000. (See Subsequent Events note on page 8.) Cost of services associated with cardiac centers decreased $82,000 (51%) primarily due to one sold cardiac center. Corporate expenses decreased from 6% to 5% of revenues, and increased $12,000 (1%) in absolute terms, due to the reasons discussed above.

Other Income (Deductions)
-------------------------

For the nine months ended September 30, 1997, other deductions decreased $1,878,000 primarily due to the 1996 other deductions total included $3,535,000 in loan fees and stock offering costs, which only $360,000 have been recorded in 1997, and offset by an interest expense increased $1,391,000 due to borrowings in 1997 primarily related to the acquisitions discussed above.

For the three months ended September 30, 1997, other deductions increased $42,000 primarily due to a decline in other, net, which represents nonrecurring collections in 1996 on amounts that had been written off in 1995, offset by additional interest income earned on short-term excess cash.

Liquidity and Capital Resources
-------------------------------

Cash was  $18,792,000  and  $20,096,000  at September  30, 1997 and December 31,
1996, respectively. Cash provided by operations for the nine months ended September 30, 1997 was compared to cash provided by operations for the nine months ended September 30, 1996 in the amount of .

Cash used in investing activities for the nine months ended September 30, 1997 was $15,707,000 compared to cash used in investing activities for the nine months ended September 30, 1996 in the amount of $66,763,000. This was primarily due to the acquisitions of lithotripter operations, discussed above, that resulted in the net use of cash amounting to $15,335,000 for the nine months ended September 30, 1997 and $63,884,000 for the nine months ended September 30, 1996.

Cash used in financing activities for the nine months ended September 30, 1997 was $23,307,000, primarily due to distributions to minority interest of $27,728,000 offset by $50,959,000 in new borrowings due to an increase in the Company's credit facility in the first quarter of 1997 less $47,696,000 in payments on notes payable. on notes payable. Cash provided by financing activities for the nine months ended September 30, 1996 was $47,232,000, which included $72,000,000 in new borrowings for the acquisition effective May 1996, offset by $12,409,000 in distributions to minority interest and $12,696,000 in payments on notes payable.

The Company has utilized a substantial amount of cash for acquisitions since 1992. Management believes that its present cash position, together with funds generated from operations, will provide sufficient resources to meet its cash requirements for current operations. The Company expects to facilitate additional acquisitions through cash flow, the issuance of seller debt and availablity on its current senior credit facility.

                                     PART II


                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

(a)      Exhibits.

         11.      Statement regarding computation of per share earnings.

(b)      Current Reports on Form 8-K

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PRIME MEDICAL SERVICES, INC.




Date:    November 3, 1997                        By: /s/ Cheryl Williams
                                                    ----------------------
                                                    Chief Financial Officer