Form 10-K
period 1997-12-31
PRIME MEDICAL SERVICES INC /TX/
filed 1998-03-31
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

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

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
             Aggregate Market Value at March 20, 1998: $228,150,000

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                                 Number of Shares Outstanding at
          Title of Each Class                            March 20, 1998
          -------------------                            --------------
      Common Stock, $.01 par value                         19,314,267

                       DOCUMENTS INCORPORATED BY REFERENCE
         Selected portions of the Registrant's definitive proxy material for the 1998 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

                          PRIME MEDICAL SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                     PART I

ITEM 1.           BUSINESS.

         Prime Medical Services, Inc., a Delaware corporation ("Prime" or the "Company"), is the largest provider of lithotripsy services in the United States. Lithotripsy is a non-invasive procedure for the treatment of kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. The Company has 61 lithotripters of which 54 are mobile and seven are fixed site. The Company's lithotripters performed approximately 36,000 procedures in the United States in 1997 through its network of approximately 450 hospitals and surgery centers in 34 states. In addition, the Company has over 270 contracts with managed care organizations.

         Lithotripters fragment kidney stones by use of extracorporeal shock wave lithotripsy. The Company provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Medical care is rendered by the urologists utilizing the lithotripters. Management believes that the Company has collected the industry's largest and most comprehensive lithotripsy database, containing detailed treatment and outcomes data on over 120,000 lithotripsy procedures. The Company and its associated urologists utilize this database in seeking to provide the highest quality of lithotripsy services as efficiently as possible.

         From 1992 through 1997, the Company completed 12 acquisitions involving 57 lithotripter operations and internally developed four new operations. Since 1992, the Company has substantially divested its original non-lithotripsy businesses.

Lithotripsy Industry Overview

         Kidney stones develop from crystals made up primarily of calcium which separate from urine and build up on the inner surfaces of the kidney. The exact cause of kidney stone formation is unclear, and there is no known preventative cure in the vast majority of cases. Approximately 25% of all kidney stones do not pass spontaneously and therefore require medical or surgical treatment. Kidney stone treatments used by urologists include lithotripsy, drug therapy, endoscopic extraction or open surgery. While the nature and location of a kidney stone impacts the choice of treatment, the Company believes the majority of all kidney stones that require treatment are treated with lithotripsy because it is non-invasive, typically requires no general anesthesia, and rarely requires hospital stays. After fragmentation by lithotripsy, the resulting kidney stone fragments pass out of the body naturally. Recovery from the procedure is usually a matter of hours.

         Kidney stone disease is most prevalent in the southern United States. Men are afflicted with kidney stones more than twice as frequently as women, with the highest incidence occurring in men

45 to 64 years of age.

Kidney Stone Treatment Methods

     A number of kidney stone treatments are used by urologists ranging from non-invasive procedures, such as drug therapy or lithotripsy, to invasive procedures, such as endoscopic extraction or open surgery. The type of treatment a urologist chooses depends on a number of factors, such as the size and chemical make-up of the stone, the stone's location in the urinary system and whether the stone is contributing to other urinary complications such as blockage or infection.

     Certain types of less common kidney stones may be dissolved by drugs which allow normal passage from the urinary system. Stones located in certain areas of the urinary tract may be extracted endoscopically. These procedures commonly require general or local anesthesia and can injure the involved areas of the urinary tract. Frequently, kidney stones are located where they are not accessible by an endoscopic procedure. Prior to the development of lithotripsy, stones lodged in the upper urinary tract were often treated by open surgery or percutaneous stone removal, both major operations requiring an incision to gain access to the stone. After such procedures, the patient typically spends several days in the hospital followed by a convalescence period of three to six weeks. As the technology for treating kidney stones has improved, there has been a shift from more expensive and complicated invasive procedures to safer, more cost efficient and less painful non-invasive procedures, such as lithotripsy.

Extracorporeal Shock Wave Lithotripsy

     General. The lithotripter has dramatically changed the course of kidney stone disease treatment since lithotripsy is normally performed on an outpatient basis, often without general anesthesia. Recovery times are generally only a few hours, and most patients can return to work the next day. There are three basic types of lithotripsy treatment currently available: electromagnetic, spark-gap and piezoelectric. A decision regarding which type is used in any instance may depend on several factors, among which are the treating physician's preferences, treatment times, stone location, and anesthesia considerations. The Company has 40 electromagnetic machines, 20 spark-gap machines and one piezoelectric machine.

     Electromagnetic Technology. Most new lithotripters utilize an electromagnetic shock wave component that eliminates the need for disposable electrodes. The use of lithotripters employing electromagnetic technology allows for more precise focusing of shock wave energy and more predictable energy delivery than other lithotripsy technologies, which eliminates the need for anesthesia in most cases. Utilization of systems employing electromagnetic technology usually results in fragmentation of the kidney stone in between 60 and 90 minutes.

     Spark Gap Technology. With these lithotripsy systems, shock waves generated by a disposable high-voltage spark electrode are focused on a kidney stone. Utilization of systems employing spark gap technology usually results in fragmentation of the kidney stone in less than 60 minutes. The use of spark-gap technology often requires the administration of sedatives or intravenous anesthesia care and in some cases requires general anesthesia.

     Piezoelectric Technology. Lithotripters applying piezoelectric technology focus shock waves on the kidney stone using a linear array of ceramic elements. This technology has not been widely adopted, and there are only a few lithotripters utilizing piezoelectric technology operating in the United States.

Other Lines of Business

     In September 1997, the Company, through its acquisition of a 75% interest in AK Associates, L.L.C. ("AK"), began providing manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical services providers. The Company paid $4.8 million for this interest, plus an earn-out of up to $1.1 million. The remaining 25% of AK is owned by certain members of AK management. The Company did not receive significant revenues from AK during 1997.

     In October 1997, the Company began providing thermotherapy services for the treatment of benign prostatic hyperplasia ("BPH"). BPH is the non-cancerous enlargement of the prostate, a condition common in men over age 60. Thermotherapy uses microwaves to apply heat to the prostate, resulting in relief of the symptoms of BPH without damaging surrounding tissues. Thermotherapy relieves the symptoms of BPH without incurring the risks of complications often associated with surgery and more invasive procedures. The Company operates one mobile thermotherapy device servicing hospitals and surgery centers in eastern North Carolina, and has been granted an unrestricted license to provide thermotherapy services with a second mobile system in southern California. The Company intends to evaluate the success of its thermotherapy operations and may expand such operations in the future. The Company did not receive significant revenues from this activity during 1997.

     Prime Cardiac Rehabilitation Services, Inc. ("Prime Cardiac"), a wholly-owned subsidiary of the Company, provides non-medical management services for six cardiac rehabilitation centers, pursuant to agreements with physicians, clinics and hospitals ("Medical Providers"). The Medical Providers have absolute authority over the medical services provided at the centers, fees charged to patients and the collection practices of the facility. Prime Cardiac's fees are generally based on collected revenues of the centers. The Company has substantially reduced its cardiac rehabilitation business over the last three years, which accounted for less than 1% of the Company's total revenues for the year ended December 31, 1997.

Potential Liabilities-Insurance

         All medical procedures performed in connection with the Company's business activities are conducted directly by, or under the supervision of physicians, who are not employees of the Company. The Company does not provide medical services to any patients. However, patients being treated at health care facilities at which the Company provides its non-medical services could suffer a medical emergency resulting in serious injury or death, which could subject the Company to the risk of lawsuits seeking substantial damages.

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

Government Regulation and Supervision

         The Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. The Company is subject to Section 1128B of the Social Security Act (known as "the Illegal Remuneration Statute"), which imposes civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring, or arranging for the referral of, a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar government programs. The federal government has published regulations that provide exceptions or a "safe harbor" for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the Illegal Remuneration Statute. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the Illegal Remuneration Statute, but may be subject to greater scrutiny by enforcement agencies. The arrangements between the Company and the partnerships and other entities in which it owns an indirect interest and through which the Company provides most of its lithotripsy services (and the corresponding arrangements between such partnerships and other entities and the treating physicians who own interests therein and who use the lithotripsy facilities owned by such partnerships and other entities) could potentially be questioned under the illegal remuneration prohibition and may not fall within the protection afforded by these safe harbors. Many states also have laws similar to the Federal Illegal Remuneration Statute. While failure to fall within the safe harbors may subject the Company to scrutiny under the Illegal Remuneration Statute, such failure does not constitute a violation of the Illegal Remuneration Statute. Nevertheless, these illegal remuneration laws, as applied to activities and relationships similar to those of the Company, have been subjected to limited judicial and regulatory interpretation, and the Company has not obtained or applied for any opinion of any regulatory or judicial authority that its business operations and affiliations are in compliance with these laws. Therefore, no assurances can be given that the Company's activities will be found to be in compliance with these laws if scrutinized by such authorities.

         In addition to the Illegal Remuneration Statute, Section 1877 of the Social Security Act ("Stark II") imposes certain restrictions upon referring physicians and providers of certain designated health services under the Medicare, Medicaid and Champus Programs ("Government Programs"). Subject to certain exceptions, Stark II provides that if a physician (or a family member of a physician) has a financial relationship with an entity: (i) the physician may not make a referral to the entity for the furnishing of designated health services reimbursable under the Government Programs; and (ii) the entity may not bill Government Programs, any individual or any third-party payor for designated health services furnished pursuant to a prohibited referral under the Government Programs. The prohibitions of Stark II only apply to the treatment of Government Program patients, and have no application to services performed for non-government program patients. Entities and physicians committing an act in violation of Stark II will be required to refund amounts collected in violation of the statute and also are subject to civil money penalties and exclusion from the Government Programs. Urologists are investors in 43 of the Company's 61 lithotripsy operations, and the two Company affiliates engaged in thermotherapy services have referring physicians- investors (the Company lithotripsy and thermotherapy affiliates with referring physicians-investors are referred to herein as the "Company Physician Entities").

         Many key terms in Stark II are not adequately defined and the statute is silent regarding its application to vendors, such as the Company Physician Entities, contracting "under arrangements" with hospitals for the provision of outpatient services. Since the passage of Stark II, the Company, interpreted Stark II consistently with the informal view of the General Counsel for Health and

Human Services, and concluded that the statute did not apply to its method of conducting business. Based upon a reasonable interpretation of Stark II, by referring a patient to a hospital furnishing the outpatient lithotripsy or thermotherapy services "under arrangements" with the Company Physician Entities, a physician investor in a Company Physician Entity is not making a referral to an entity (the hospital) in which they have an ownership interest.

         On January 9, 1998, the federal government published proposed regulations under Stark II (the "Proposed Stark Regulations"). By clarifying certain ambiguities and defining certain statutory terms, the Proposed Stark
Regulations and accompanying commentary apply the physician referral prohibitions of Stark II to the Company Physician Entities' practice of contracting "under arrangements" with hospitals for treatment and billing of Government Program patients. Only hospitals can bill the Government Programs for lithotripsy and thermotherapy services; thus contracting under arrangements with hospitals was the way the Company Physician Entities economically participated in the treatment of Government Program patients. Absent a restructuring of traditional operations, to comply with the government's interpretation of Stark II, the physician- investors will be prohibited from referring Government Program patients to the hospitals contracting with the Company Physician Entities. The Company cannot predict when final Stark II regulations will be issued or the substance of the final regulations, but the interpretive provisions of the Proposed Stark Regulations may be viewed as the federal government's interim enforcement position until final regulations are issued. Restructuring traditional operations may reduce Company revenues and limit future growth by (i) reducing or eliminating revenues attributable to the treatment of Government Program patients by the Company Physician Entities, (ii) reducing revenues from the treatment of non-government patients by Company Physician Entities due to physician, hospital and third-party payor anxiety and concern created by Stark II, (iii) requiring the Company Physician Entities to restructure their operations to comply with Stark II, (iv) restricting the acquisition or development of additional lithotripsy or thermotherapy operations that will both treat Government Program patients and have referring physician-investors, (v) impairing the Company's relationship with urologists and (vi) otherwise materially adversely impacting the Company.

         Many states currently have laws similar to Stark II that restrict a physician with a financial relationship with an entity from referring patients to that entity. Often these laws contain statutory exceptions for circumstances where the referring physician, or a member of his practice group, treats their own patients. States also commonly require physicians to disclose to patients their financial relationship with an entity. The Company believes that it is in material compliance with these state laws. Nevertheless, these state self-referral laws, as applied to activities and relationships similar to those of the Company, have been subjected to limited judicial and regulatory interpretation, and the Company has not obtained or applied for any opinion of any regulatory or judicial authority that its business operations and affiliations are in compliance with these laws. Therefore, no assurances can be given that the Company's activities will be found to be in compliance with these laws if scrutinized by such authorities.

         In addition, upon the occurrence of changes in the law that may adversely affect operations, the Company is required to purchase the interests of physician-investors for certain of the Company Physician Entities. These mandatory purchase obligations require the payment by the Company of a multiple of earnings similar to multiples used by the Company in pricing the original acquisition of such interests. To the extent the Company is required to purchase such interests, such purchases might cause a default under the terms of the Company's senior credit facility, impair the Company's relationship with urologists and otherwise have a material adverse impact on the Company. Regulatory developments, such as Stark II, might also dictate that the Company purchase all the interests of its physician-investors, regardless of any contractual requirements to do so, or substantially alter its business and operations to remain in compliance with applicable laws. Accordingly, there can be no assurance that the Company will not be required to change its business practices or its investment relationships with urologists or that the Company will not experience a material adverse effect as a result of any challenge made by a federal or state regulatory agency. In addition, there can be no assurance that physician-investors who, voluntarily or otherwise, divest of their interests in Company Physician Entities will continue to refer patients at the same rate or at all.

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

         Except as provided herein, the Company believes it complies in all material respects with the foregoing laws and regulations, and all other applicable regulatory requirements; however, these laws are complex and have been broadly construed by courts and enforcement agencies. Thus, there can be no assurance that the Company will not be required to change its practices or its relationships with treating physicians who are investors in the Company Physician Entities, or that the Company will not experience material adverse effects as a result of any investigations or enforcement actions by a federal or state regulatory agency. Further, the Company acknowledges that the Proposed Stark Regulations apply the physician referral prohibitions of Stark II to the Company Physician Entities' practice of contracting under arrangements with hospitals for the treatment and billing of Government Program patients. As a consequence, the Company Physician Entities will have to restructure or modify their business practices in order to comply with the Stark II statute as interpreted by the Proposed Stark Regulations.

         A number of proposals for healthcare reform have been made in recent years, some of which have included radical changes in the healthcare system. Healthcare reform could result in material changes in the financing and regulation of the healthcare business, and the Company is unable to predict the effect of such changes on its future operations. It is uncertain what legislation on healthcare reform, if any, will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the results of operations of the Company.

Equipment

         The Company purchases its lithotripter equipment and maintenance is generally provided pursuant to service contracts with the manufacturer or local service companies. The cost of a new lithotripter ranges from $600,000 to $1,200,000. For mobile lithotripsy, the Company either purchases or leases the tractor, usually for a term up to five years, and purchases the trailer or a self contained coach.

Employees

         As of March 15, 1998, the Company employed approximately 330 full-time employees and approximately 20 part-time employees.

Competition

         The market to provide lithotripsy services is highly fragmented and competitive. The Company competes with other private facilities and medical centers that offer lithotripsy services and with hospitals, clinics and individual medical practitioners that offer conventional medical treatment for kidney stones. Certain of the Company's current and potential competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and development of operations in markets targeted by the Company. A decrease in the purchase price of lithotripters as a result of the development of less expensive lithotripsy equipment could decrease the Company's competitive advantage. Most of the Company's lithotripsy services agreements have matured past their initial terms and are now in annual renewal terms or are on a month-to-month basis. Another significant provider of lithotripsy services is also a manufacturer of lithotripsy equipment, which may create different incentives for such provider in pricing lithotripsy services. Moreover, while the Company believes that lithotripsy has emerged as the superior treatment for kidney stone disease, the Company competes with alternative kidney stone disease treatments.

ITEM 2.           PROPERTIES.

         The Company's principal executive office is located in Austin, Texas in an office building owned by American Physicians Services Group, Inc. ("APS"). The Company pays APS approximately $8,000 per month, which includes rental payment for approximately 5,600 square feet of office space, reception and telephone services, and certain other services and facilities. The office space lease expires in December, 1998.

         The Company leases approximately 11,000 square feet of office space in Fayetteville, NC under two leases expiring in 2001. The current monthly lease amount is approximately $10,000.

         The Company leases approximately 24,000 square feet of manufacturing and office space in Mokena, Illinois under a lease which expires in 2000. The current monthly lease amount is approximately $12,000.

ITEM 3.           LEGAL PROCEEDINGS.

         From time to time, the Company may be named as a party to litigation proceedings incidental to its business. The Company does not believe the outcome of any such litigation is likely to have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.


                                                      PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCK HOLDER MATTERS.

         The following table sets forth the high and low closing prices for the Company's common stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System, for the years ended December 31, 1997 and 1996 (NASDAQ Symbol "PMSI").

         Year Ended December 31, 1997        High                      Low

                  First Quarter              $12.38                  $ 9.75
                  Second Quarter              11.81                    8.94
                  Third Quarter               14.75                   10.25
                  Fourth Quarter              14.69                   11.75

         Year Ended December 31, 1996         High                      Low

                  First Quarter              $13.31                  $ 6.75
                  Second Quarter              20.38                   13.06
                  Third Quarter               17.25                   11.00
                  Fourth Quarter              13.75                   10.00

     On March 20, 1998, the Company had approximately 800 holders of record of its common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

($ in thousands, except per share data)

                                                            Years Ended December 31,
                                         1997          1996            1995          1994          1993
                                         ----          ----            ----          ----          ----

Revenues:

  Lithotripsy                          $ 93,113       $ 71,602       $ 22,153       $ 14,843       $  7,309

  Other                                   2,866            802          1,042          9,925         13,259
                                       --------       --------       --------      ---------       --------

  Total                                $ 95,979       $ 72,404       $ 23,195       $ 24,768       $ 20,568
                                       ========       ========       ========       ========       ========

Income:

  Net income                           $ 14,856       $   8,961      $  7,204       $  4,504       $  2,539
                                       ========       =========      ========       ========       ========

Diluted earnings per share:
  Net income                             $ 0.76          $ 0.49        $ 0.48         $ 0.31         $ 0.21
                                         ======          ======        ======         ======         ======

Dividends per share                       None           None           None          None            None

Total assets                           $225,826       $202,534       $ 77,627       $ 53,861       $ 38,678
                                       ========       ========       ========       ========       ========

Long-term obligations                  $ 71,198       $ 70,910       $ 22,323       $ 12,734       $  2,675
                                       ========       ========       ========       ========       ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

         The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, hopes, intentions or strategies regarding the future. Readers should not place undue reliance on forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward- looking statements, the reader should consult the Company's reports on Form 10-Q and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

         The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any of such assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report on Form 10-K will be prove to be accurate.

Year ended December 31, 1997 compared to the year ended December 31, 1996

     For the year ended December 31, 1997, total revenues increased $23,575,000 (33%) as compared to the same period in 1996. Revenues from lithotripter operations increased by $21,511,000 primarily due to the acquisitions of (i) one lithotripter entity that owned or managed 31 lithotripters throughout the U.S. effective May 1996, (ii) additional interests in 10 partnerships in January 1997, (iii) one company that owned two lithotripters effective June 1997 and
(iv) a 38.25% interest in a lithotripter unit effective May 1997. Revenues from manufacturing were $2,358,000, related to the acquisition of the trailer manufacturer in September 1, 1997. Revenues from cardiac centers decreased $323,000 primarily due to the one sold cardiac center.

     For the year ended December 31, 1997, costs and expenses (excluding depreciation and amortization) increased from 34% to 35% of revenues, and increased $8,486,000 (34%) in absolute terms, compared to the same period in 1996. Costs of services associated with lithotripter operations increased $5,459,000 (27%) in absolute terms primarily due to the acquisitions discussed above, and decreased from 28% to 27% of lithotripter revenues. Expenses from manufacturing were $1,743,000. Cost of services associated with cardiac centers decreased $322,000 (51%) primarily due to the sale of one cardiac center. Corporate expenses were 6% of revenues for both years as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses increased $1,438,000 (34%) primarily due to the additional corporate expenses associated with the acquisitions discussed above.

     For the year ended December 31, 1997, other deductions decreased $1,592,000 primarily due to $3,535,000 in debt issuance and canceled stock offering costs in 1996, compared to only $360,000 which were recorded in 1997, partially offset by an increase in interest expense of $1,500,000 due to borrowings in 1997 related to the acquisitions discussed above.

     Minority interest in consolidated income increased $5,498,000 primarily due to the other ownership interest associated with 21 partnerships in which Lithotripters, Inc. holds a controlling interest. The Company concluded the Lithotripters, Inc. acquisition effective May 1, 1996.

     Provision for income taxes increased $3,799,000 due to the increase in income before income taxes, partially offset by the Company fully utilizing its net operating loss and other carryforwards in 1997, which resulted in a reduction in the beginning of year valuation allowance of $2,399,000.

Year ended December 31, 1996 compared to the year ended December 31, 1995

     Total revenues increased $49,209,000 (212%) as compared to the same period in 1995. Revenues from lithotripter operations increased by $49,449,000 primarily due to the acquisitions of (i) an entity that owned or managed 31 lithotripters effective May 1, 1996 (ii) an entity that owned or managed eight lithotripters effective October 1, 1995, and (iii) a 70% interest in an entity that operated one lithotripter, as of July 1, 1995. In addition, the Company acquired a 32.5% interest in an entity that operated one lithotripter in June 1995. Revenues from cardiac centers decreased

$240,000 primarily due to four discontinued/sold cardiac centers.

     Costs and expenses (excluding depreciation and amortization) decreased from 43% to 34% of revenues, but increased $14,742,000 (147%) in absolute terms, compared to the same period in 1995. Costs of services associated with lithotripter operations increased $13,943,000 (233%) in absolute terms and from 27% to 28% of lithotripter revenues primarily due to the acquisitions discussed above. Cost of services associated with cardiac centers decreased $873,000 (58%) primarily due to four discontinued/sold cardiac centers. Corporate expenses decreased from 11% to 6% of revenues as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses increased $1,672,000 (65%) primarily due to the additional corporate expenses associated with the acquisition discussed above and the management incentive plans tied to the performance of the Company.

     Other deductions increased $8,251,000 primarily due to (i) the write-off of $2,735,000 in fees paid to lenders to obtain financing, and $800,000 in fees associated with a proposed stock offering that was canceled in August 1996 and
(ii) an increase in interest expense of $4,746,000 due to $74.0 million in new borrowings in 1996 primarily for the acquisition of Lithotripters, Inc., effective May 1, 1996.

     Minority interest in consolidated income increased $18,122,000 primarily due to the other ownership interest associated with 21 partnerships in which Lithotripters, Inc. holds a controlling interest. The Company concluded the acquisition of Lithotripters, Inc. effective May 1, 1996.

Liquidity and Capital Resources

     Cash was  $23,770,000 and $20,096,000 at December 31, 1997 and December 31,
1996, respectively. Cash provided by operations was $51,693,000 for the year ended December 31, 1997 and $41,602,000 for the year ended December 31, 1996. The Company's subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the years ended December 31, 1997 and 1996, the Company's subsidiaries distributed cash of approximately $28,667,000 and $13,440,000, respectively, to minority interest holders.

     Cash used by investing activities for the year ended December 31, 1997 was $22,949,000 primarily due to $20,217,000 associated with acquisitions and $4,546,000 for the purchase of equipment and leasehold improvements, partially offset by $1,690,000 in distributions from investments. Cash used by investing activities for the year ended December 31, 1996 was $71,770,000 primarily due to expenditures of $70,129,000 associated with acquisitions including $3,387,000 for deferred payments, and $2,526,000 for the purchase of equipment and leasehold improvements. This was partially offset by $1,257,000 in distributions from investments.

     Cash used in financing activities for the year ended December 31, 1997 was $25,070,000, primarily due to distributions to minority interests of $28,667,000 offset by net borrowings of $873,000, and contributions received from minority interests of $2,381,000. Cash provided by financing activities for the year ended December 31, 1996 was $45,572,000, which was primarily due to $58,649,000 in net borrowings under credit facilities, partially offset by distributions to minority interests of $13,440,000.

     The Company's existing credit facility is comprised of two term loans and a revolving line of credit. The term loans bear interest at the rate of LIBOR plus two percent to three percent, payable monthly, and require quarterly or annual principal payments. At December 31, 1997, approximately $39 million was owed under the term loan which matures in April 2001, and approximately $40 million was owed under the term loan which matures in April 2003. The revolving line of credit has a borrowing limit of $50.0 million none of which was drawn at December 31, 1997.

     On March 27, 1998, the Company completed an offering of $100 million of senior subordinated notes due 2008 (the "Notes") to qualified institutional buyers. The net proceeds from the offering of approximately $96 million will be used to repay all outstanding indebtedness under the Company's bank facility, with the remainder to be used for general corporate purposes, including acquisitions. In connection herewith, the Company will take a charge to earnings of approximately $3.8 million for debt issuance costs associated with the Notes.

     The Company is currently evaluating its alternatives in light of the Proposed Stark Regulations. While the Company believes the changing regulatory environment may benefit the Company by creating new lithotripsy acquisition opportunities, the Company is reevaluating its historical model for providing lithotripsy and thermotherapy services through operations which include physician- investors and has delayed the organization of physician partnerships that were in various stages of development.

     The Company intends to increase the number of its lithotripsy operations primarily through acquisitions. The Company believes that the fragmented nature of the lithotripsy industry, combined with operational challenges created by increasing regulatory and business complexities, including Stark II, the Illegal Remuneration Statute and similar state laws, will provide significant lithotripsy acquisition opportunities. Where appropriate, the Company will seek to increase its ownership interest in current lithotripsy operations by purchasing interests of urologists and other investors who desire to divest due to concerns over regulatory issues, a desire to realize a return on their investment or retirement. The Company intends to fund the purchase price for future acquisitions using borrowings under its senior credit facility, proceeds from the offering of the Notes and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions where appropriate.

     The Company has announced a stock repurchase program of up to $15.0 million of common stock. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility.

     The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under its senior credit facility, will be adequate to meet the Company's future liquidity needs for at least the next several years. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit facility in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs.

Impact of Inflation

     The assets of the Company are not affected by inflation because the Company is not required to make large investments in fixed assets. However, the rate of inflation will affect certain of the Company's expenses, such as employee compensation and benefits.

New Accounting Pronouncements

     In June 1997, the FASB issued FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company is required to adopt for annual periods beginning after December 15, 1997 and interim periods beginning in fiscal year 1999. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report information about segments in interim financial reports issued to shareholders. The Company has not yet completed its analysis of this statement and the impact on its financial statements.

Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problem of either the Company or its vendors, third party payors or customers could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

ITEM 7.A          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

         Not required for 1997.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is contained in Appendix A attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1998 annual meeting of shareholders, except for the information regarding executive officers of the Company which is provided below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

                  EXECUTIVE OFFICERS OF THE REGISTRANT.

     As of March 20, 1998, the executive officers of the Company are as follows:

     Name                   Age             Position

Kenneth S. Shifrin           48        Chairman of the Board

Joseph Jenkins, M.D., J.D.   50        President, Chief Executive Officer
                                          and Director

Michael Madler               39        Senior  Vice President - Operations

Dan Myers, M.D.              49        Senior Vice President - Development

Stan Johnson                 44        Vice President

Cheryl L. Williams           46        Chief Financial Officer, Vice
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

     Dr. Jenkins has been President and Chief Executive Officer and a director of the Company since April 1996. From May 1990 until December 1991, Dr. Jenkins was a Vice President of Lithotripters, Inc. Since January 1992, Dr. Jenkins has been President of Lithotripters, Inc. Dr. Jenkins is a board certified urologist and is a founding member, a past president and currently a director of the American Lithotripsy Society.

     Mr. Madler has been Sr. Vice President--Operations of the Company since August 1996. From July 1993 to August 1996, Mr. Madler was Vice President--Operations of the Company. Previously, Mr. Madler was Vice President of Operations of American Health Services Corp., a diagnostic imaging company, from July 1991 to June 1993. He was employed by the Company from 1985 to 1991, most recently as its Vice President of Operations.

     Dr. Myers has been Sr. Vice President--Development of the Company since August 1996. Dr. Myers is a board certified urologist and was a Vice President of Lithotripters, Inc. from January 1990 until it was acquired by the Company in April 1996.

     Mr. Johnson has been a Vice President of the Company and President of Sun Medical Technologies, Inc. ("Sun"), a wholly-owned subsidiary of the Company, since November 1995. Mr. Johnson was the Chief Financial Officer of Sun from 1990 to 1995.

     Ms. Williams has been Chief Financial Officer, Vice President--Finance and Secretary of the Company since October 1989. Ms. Williams was Controller of Fairchild Aircraft Corporation from August 1988 to October 1989. From 1985 to 1988, Ms. Williams served as the Chief Financial Officer of APS Systems, Inc., a wholly-owned subsidiary of APS.

ITEM 11.          EXECUTIVE COMPENSATION.

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1998 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1998 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1998 annual meeting of shareholders, which information is incorporated herein by reference.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(a)  1.  Financial Statements.

     The information required by this item is contained in Appendix A attached hereto.

     2.  Financial Statement Schedules.

     NONE

All other schedules are omitted as the required information is presented in the Consolidated Financial Statements and related notes.

(b) Reports on Form 8-K.

         None.

(c)  Exhibits. (1)

     3.1     Certificate of Incorporation of the Company. (2)

     3.2     Bylaws of the Company. (2)

     4.1     Specimen of Common Stock Certificate. (2)

     10.1*   Prime Medical Services, Inc. 1993 Stock Option Plan. (3)

     10.2* First Amendment to the Prime Medical Services, Inc. 1993 Stock Option Plan. (12)

     10.3* Second Amendment to the Prime Medical Services, Inc. 1993 Stock Option Plan. (12)

     10.4 Rights Agreement dated October 18, 1993 between the Company and American Stock Transfer and Trust Company. (3)

     10.5 Form of Indemnification Agreement dated October 11, 1993 between the Company and certain of its officers and directors. (3)

     10.6    Partnership Agreement of Metro Atlanta Stonebusters, G.P. (5)

     10.7 Management Agreement dated July 28, 1994 between the Alabama Renal Stone Institute, Inc. and Alabama Kidney Stone Foundation, Inc. (6)

     10.8 Asset Purchase Agreement, dated August 30, 1994, between Prime Lithotripter Operations, Inc. and Alabama Lithotripsy Joint Venture. (7)

     10.9 Asset Purchase Agreement, dated August 30, 1994, between Prime Lithotripter Operations, Inc. and Baptist Medical Center - Montclair. (7)

     10.10 Promissory Note, dated August 30, 1994, issued by Prime Lithotripter Operations, Inc. to Baptist Medical Center - Montclair. (7)

     10.11 Management Agreement, dated August 30, 1994, between Prime Lithotripter Operations, Inc. and Alabama Lithotripsy Associates, Inc. (7)

     10.12 Security Agreement dated August 30, 1994, between Prime Lithotripter Operations, Inc. and Baptist Medical Center - Montclair. (7)

     10.13 Amended and Restated Joint Venture Agreement dated April, 1989, between Prime Diagnostic Imaging Services, Inc. and The Shasta Diagnostic Imaging Medical Group. (4)

     10.14 Loan Agreement dated November 28, 1994 between Prime Medical Services, Inc., The First National Bank of Boston, NationsBank of Texas, N.A. and The First National Bank of Boston, as agent. (8)

     10.15 First Amendment to Loan Agreement dated August 17, 1995 between Prime Medical Services, Inc. and The First National Bank of Boston, as agent. (9)

     10.16 Amended and Restated Loan Agreement dated April 26, 1996 between Prime Medical Services, Inc., The First National Bank of Boston, NationsBank of Texas, N.A. and The First National Bank of Boston, as agent. (11)

     10.17 Second Amended and Restated Loan Agreement between Prime Medical Services, Inc., The First National Bank of Boston, N.A. and NationsBank of Texas, N.A., as agent. (12)

     10.18 Revolving Credit Note, dated March 31, 1997 in the amount of $14,111,111.11 issued by the Company to NationsBank of Texas, N.A. as agent. (12)

     10.19 Revolving Credit Note, dated March 31, 1997 in the amount of $13,888,888.89 issued by the Company to The First National Bank of Boston as agent. (12)

     10.20 Revolving Credit Note, dated March 31, 1997 in the amount of $8,333,333.33 issued by the Company to Bank One, Texas, N.A.
            as agent. (12)

     10.21 Revolving Credit Note, dated March 31, 1997 in the amount of $6,666,666.67 issued by the Company to Imperial Bank as agent. (12)

     10.22 Revolving Credit Note, dated March 31, 1997 in the amount of $7,000,000.00 issued by the Company to The Sumitomo Bank, Limited as agent. (12)

     10.23 Term Note A, dated March 31, 1997 in the amount of $12,500,000.00 issued by the Company to NationsBank of Texas, N.A. as agent. (12)

     10.24 Term Note A, dated March 31, 1997 in the amount of $12,500,000.00 issued by the Company to The First National Bank of Boston as agent. (12)

     10.25 Term Note A, dated March 31, 1997 in the amount of $7,500,000.00 issued by the Company to Bank One, Texas, N.A. as agent. (12)

     10.26 Term Note A, dated March 31, 1997 in the amount of $7,500,000.00 issued by the Company to Imperial Bank as agent. (12)

     10.27 Term Note A, dated March 31, 1997 in the amount of $5,000,000.00 issued by the Company to The Sumitomo Bank, Limited as agent. (12)

     10.28 Term Note B, dated March 31, 1997 in the amount of $10,000,000.00 issued by the Company to NationsBank of Texas, N.A. as agent. (12)

     10.29 Term Note B, dated March 31, 1997 in the amount of $5,000,000.00 issued by the Company to Crescent/MACH Partners, L.P. as agent.(12)

     10.30 Term Note B, dated March 31, 1997 in the amount of $5,000,000.00 issued by the Company to Merrill Lynch Senior Floating Rate Fund, Inc. as agent. (12)

     10.31 Term Note B, dated March 31, 1997 in the amount of $5,000,000.00 issued by the Company to Pilgrim America Prime Rate Trust as agent. (12)

     10.32 Term Note B, dated March 31, 1997 in the amount of $5,000,000.00 issued by the Company to ING Capital Senior Secured High Income Fund, L.P. as agent. (12)

     10.33 Term Note B, dated March 31, 1997 in the amount of $5,000,000.00 issued by the Company to Van Kampen American Capital Prime Rate Income as agent. (12)

     10.34 Term Note B, dated March 31, 1997 in the amount of $5,000,000.00 issued by the Company to Paribas Capital Funding LLC as agent. (12)

     10.35   Operating Agreement for Southern California Stone Center, L.L.C.(9)

     10.36 Lease Agreement dated July 1, 1995 between Kidney Stone Center of South Florida, L.C. and Madorsky and Pinon Kidney Stone Center of South Florida, P.A. (9)

     10.37* Employment Agreement dated October 27, 1995 between Prime Medical Services, Inc. and Stan D. Johnson. (9)

     10.38* Employment Agreement dated May 1, 1996 between Prime Medical Services, Inc. and Joseph Jenkins, M.D., J.D. (11)

     10.39* Employment Agreement dated April 1, 1997 between Prime Medical Services, Inc. and William Walsh. (12)

     10.40* Employment Agreement dated October 8, 1997 between Prime Medical Services, Inc. and Robert Bachman. (12)

     10.41* Employment Agreement dated October 8, 1997 between Prime Medical
            Services, Inc. and Larry Sodomire. (12)

     10.42 Stock Purchase Agreement dated April 26, 1996 between Prime Medical Services, Inc.; Lithotripters, Inc.; William R. Jordan, M.D.; Franklin S. Clark, M.D.; Dan A. Myers, M.D.; Thomas B. Mobley, M.D.; Thomas R. Jordan; Anthony E. Rand; Estate of H. Edward Rietze, III; Phillip J. Gallina; Joseph Jenkins, M.D.; William B. Grine, M.D.; and W. Alan Terry. (10)

     10.43 Registration Rights Agreement dated April 26, 1996 between Prime Medical Services, Inc.; Lithotripters, Inc.; William R. Jordan, M.D.; Franklin S. Clark, M.D.; Dan A. Myers, M.D.; Thomas B. Mobley, M.D.; Thomas R. Jordan; Anthony E. Rand; Estate of H. Edward Rietze, III; Phillip J. Gallina; Joseph Jenkins, M.D.; William B. Grine, M.D.; and W. Alan Terry. (10)

     10.44 Partnership Interest Purchase Agreement dated May 1, 1997 among Prime Lithotripter Operations, Inc., Tenn-Ga Stone Group Two, L.P., NGST, Inc. and all the shareholders of NGST, Inc. (12)

     10.45 Stock Purchase Agreement dated June 1, 1997 between Sun Medical Technologies, Inc. and Executive Medical Enterprises, Inc. (12)

     10.46 Contribution Agreement dated October 8, 1997 between Prime Medical Services, Inc. and AK Associates. (12)

     10.47 Limited Partnership Agreement of Pacific Medical Limited Partnership. (12)

     10.48 Limited Partnership Agreement of California I Prostatherapy Limited Partnership. (12)

     10.49 Limited Partnership Agreement of Great Lakes Lithotripsy Limited Partnership. (12)

     10.50 Limited Partnership Agreement of Texas Lithotripsy Limited Partnership VI, L.P. (12)

     10.51 Limited Partnership Agreement of North Carolina Prostatherapy Limited Partnership I. (12)

     21.1   List of subsidiaries of the Company.  (12)

     23.1   Independent Auditors' Consent of KPMG Peat Marwick LLP.   (12)

     27     Financial Data Schedule (12)
 --------------

     *   Executive compensation plans and arrangements.

     (1) The exhibits listed above will be furnished to any security holder upon written request for such exhibit to Cheryl L. Williams, Prime Medical Services, Inc., 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746. The Securities and Exchange Commission (the "SEC") maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at "http://www.sec.gov".

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

     (5) Filed as an Exhibit to the Current Report on Form 8-K dated May 5, 1994 of the Company and incorporated herein by reference.

     (6) Filed as an Exhibit to the Current Report on Form 8-K dated July 28, 1994 of the Company and incorporated herein by reference.

     (7) Filed as an Exhibit to the Current Report on Form 8-K dated September 13, 1994 of the Company and incorporated herein by reference.

     (8) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1994.

     (9) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

     (10) Filed as an Exhibit to the Current Report on Form 8-K dated April 26, 1996 of the Company and incorporated herein by reference.

     (11) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996.

     (12)         Filed herewith.

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

                                         Date:  March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Kenneth S. Shifrin
    -----------------------
    Kenneth S. Shifrin
    Chairman of the Board

Date:  March 30, 1998


By: /s/ Cheryl L. Williams
    -----------------------
    Cheryl L. Williams
    Vice President of Finance, Secretary
    and Chief Financial Officer (Principal
    Financial and Accounting Officer)

Date:  March 30, 1998


By: /s/ Joseph Jenkins
    -------------------
    Joseph Jenkins, M.D., President,
    Chief Executive Officer and Director

Date:  March 30, 1998

By: /s/ Paul R. Butrus
    ------------------
     Paul R. Butrus, Director

Date:  March 30, 1998


By: /s/ William E. Foree
    --------------------
    William E. Foree, M.D., Director

Date:  March 30, 1998


By: /s/ Irwin Katz
    ---------------
    Irwin Katz, Director

Date:  March 30, 1998


By: /s/ John McEntire
    -----------------
     John McEntire, Director

Date:   March 30, 1998


By: /s/ William A. Searles
    ----------------------
    William A. Searles, Director

Date:  March 30, 1998


By: /s/ Michael Spalding
    ---------------------
    Michael Spalding, M.D., Director

Date:  March 30, 1998

                                   APPENDIX A

                                      INDEX
                                                                        Page


Independent Auditors' Report                                             A-2

Consolidated Financial Statements:
     Consolidated Statements of Income
          for the years ended December 31, 1997, 1996 and 1995.          A-3

     Consolidated Balance Sheets at December 31, 1997 and 1996.          A-4

     Consolidated Statements of Stockholders' Equity
          for the years ended December 31, 1997, 1996 and 1995.          A-6

     Consolidated Statements of Cash Flows
          for the years ended December 31, 1997, 1996 and 1995.          A-7

     Notes to Consolidated Financial Statements.                         A-11

                          Independent Auditors' Report




The Board of Directors and Shareholders
Prime Medical Services, Inc.:

We have audited the accompanying consolidated financial statements of Prime Medical Services, Inc. and subsidiaries ("Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Medical Services, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick, LLP
--------------------------
Austin, Texas
February 27, 1998, except Note N,
  to which the date is March 27, 1998

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)      Years Ended December 31,
                                         1997           1996            1995
                                         ----           ----            ----
Fee Revenue:
   Lithotripsy:
         Fee revenues                  $84,537         $65,138          $19,306
         Management fees                 6,237           4,698            1,617
         Equity income                   2,339           1,766            1,230
                                      --------       ---------       ----------
                                        93,113          71,602           22,153

   Manufacturing                         2,358              --               --
   Cardiac                                 479             802            1,042
   Other                                    29              --               --
                                      --------     -----------     ------------
         Total fee revenue              95,979          72,404           23,195
                                      --------     -----------     ------------

   Cost of services and general and
       administrative expenses
         Lithotripsy                    25,381          19,922            5,979
         Manufacturing                   1,743              --               --
         Cardiac                           310             632            1,505
         Other                             168              --               --
         Corporate                       5,683           4,245            2,573
                                      --------       ---------       ----------
                                        33,285          24,799           10,057

    Depreciation and amortization        9,911           8,422            3,195
                                      --------       ---------       ----------
         Total operating expenses       43,196          33,221           13,252
                                       -------       ---------        ---------

Operating income                        52,783          39,183            9,943

Other income (deductions):
     Interest and dividends                740             459              152
     Interest expense                   (7,477)         (5,977)         ( 1,231)
     Loan fees and stock offering costs   (360)         (3,535)             --
     Other, net                              6             370              647
                                    ----------     -----------      ------------

                                        (7,091)         (8,683)         (   432)
                                     ---------     -----------       -----------
Income before provision for income taxes
     and minority interest              45,692          30,500            9,511

Minority interest in
     consolidated income                25,041          19,543            1,421

Provision for income taxes               5,795           1,996              886
                                      --------      ----------       -----------

Net income                             $14,856       $   8,961        $   7,204
                                     =========       =========        ==========

Basic earnings per share:
     Net income                          $0.77           $0.51            $0.51
                                         =====           =====            =====

     Weighted average shares
          outstanding                   19,275          17,633           14,226
                                        ======          ======           ======

Diluted earnings per share:
     Net income                          $0.76           $0.49            $0.48
                                         =====           =====            =====

     Weighted average shares
          outstanding                   19,461          18,638           15,350
                                        ======          ======           ======

          See accompanying notes to consolidated financial statements.
                                       A-3

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


($ in thousands)


                                                         December 31,
                                                       1997              1996
                                                     --------          --------

ASSETS

Current assets:
     Cash                                            $ 23,770          $ 20,096
     Accounts receivable, less allowance
       for doubtful accounts of $811 in 1997
       and $335 in 1996                                19,387            16,346
     Other receivables                                  1,103             1,842
     Deferred income taxes                              1,506               948
     Prepaid expenses and other current assets          1,776               841
                                                    ---------        ----------

          Total current assets                         47,542            40,073
                                                     --------          --------

Property and equipment:
     Equipment, furniture and fixtures                 32,673            28,318
     Leasehold improvements                               531               113
                                                    ---------         ---------

                                                       33,204            28,431
Less accumulated depreciation and
     amortization                                     (13,497)           (8,089)
                                                     --------          --------

     Property and equipment, net                       19,707            20,342
                                                     --------           -------


Other investments                                      12,305             8,100
Goodwill, at cost, net of amortization                143,823           131,415
Other noncurrent assets                                 2,449             2,604
                                                    ---------         ---------

                                                     $225,826          $202,534
                                                     ========          ========







                                                                   (continued)
          See accompanying notes to consolidated financial statements.
                                       A-4

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)


($ in thousands)

                                                         December 31,
                                                      1997              1996
                                                  ----------        -----------
LIABILITIES:

Current Liabilities:

  Current portion of long-term debt                $  11,138          $ 10,522
  Accounts payable                                     5,386             4,451
  Accrued expenses                                    20,859            16,582
                                                   ----------         ---------

     Total current liabilities                        37,383            31,555

Long-term debt, net of current portion                71,198            70,910
Deferred income taxes                                  5,809             4,907
                                                  -----------        ----------

     Total liabilities                               114,390           107,372

Minority interest                                     19,372            18,735

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                                      --                 --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,306,267 issued in 1997 and
  19,078,933 issued in 1996                              193               191
Capital in excess of par value                        84,050            83,271
Accumulated earnings (deficit)                         7,821           ( 7,035)
                                                  -----------        -----------

     Total stockholders' equity                       92,064            76,427
                                                   ----------        ----------

                                                   $ 225,826          $202,534
                                                   =========          ========












          See accompanying notes to consolidated financial statements.
                                       A-5

                          PRIME MEDICAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1996 and 1995

($ in thousands, except share data)


                                 Issued     Capital in   Accumulated
                              Common Stock   Excess of    Earnings       Treasury Stock               Reciprocal
                                Shares        Amount     Par Value     (Deficit)  Shares    Amount   Stockholdings    Total
                             -------------- ----------   ------------  --------- -------- ---------- -------------  ---------

Balance, January 1, 1995        14,594,663       $146        $58,631   ($23,200)   30,000     ($101)     ( $1,055)  $ 34,421

  Net income for the year              --         --             --       7,204       --        --            --       7,204
  Exercise of stock options        135,000          1             69        --        --        --            --          70
  Reclassification of
    reciprocal stockholdings           --         --             --         --        --        --          1,055      1,055
                             -------------- ----------  -------------  --------- --------  --------- -------------  ---------
Balance, December 31, 1995      14,729,663        147         58,700   ( 15,996)   30,000      (101)          --      42,750

  Net income for the year              --         --             --       8,961       --        --            --       8,961
  Issuance of stock              1,636,364         17         14,903        --        --        --            --      14,920
  Exercise of stock options
      including tax benefit of
      $130 on non-qualifying
      exercises                    477,666          5            488        --        --        --            --         493
  Debt converted to stock          921,415          9          5,241        --        --        --            --       5,250
  Exercise of warrants           1,343,825         13          4,040        --        --        --            --       4,053
  Retirement of treasury
      stock                  (      30,000)       --       (     101)       --    (30,000)      101           --         --
                             -------------- ----------     ----------  --------- ---------  -------- -------------  --------
Balance, December 31, 1996      19,078,933        191          83,271  (  7,035)      --        --            --      76,427

  Net income for the year              --         --             --      14,856       --        --            --      14,856

  Exercise of stock options
      including tax benefit of
      $438 on non-qualifying
      exercises                    227,334          2            779        --        --        --            --         781
                             -------------- ----------     ----------  --------- ---------  -------- ------------- ---------

Balance, December 31, 1997      19,306,267     $  193      $  84,050   $  7,821       --    $   --   $        --   $  92,064
                             ============== ==========     ==========  ========= =========  ======== ============= =========


          See accompanying notes to consolidated financial statements.
                                       A-6

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)
                                                      Years Ended December 31,
                                                     1997              1996           1995
                                                     ----              ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected                  $90,924           $ 72,452       $ 21,640
  Cash paid to employees, suppliers
      of goods and others                          (31,685)           (25,190)       ( 9,094)
  Interest received                                    739                459            157
  Interest paid                                    ( 7,521)           ( 5,104)       ( 1,275)
  Taxes paid                                       (   764)           ( 1,015)       (   530)
                                                   --------          ---------      ---------

      Net cash provided by operating activities     51,693             41,602         10,898
                                                   --------          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of lithotripter entities                (20,217)           (66,742)       (15,033)
  Proceeds from sale of investment in American
                Physicians Service Group, Inc. stock   --                 --           2,753
  Purchases of equipment and leasehold
       improvements                                ( 4,546)           ( 2,526)      (    473)
  Deferred payments on lithotripter entities           --             ( 3,387)           --
  Proceeds from sales of equipment                      30                  6             21
  Investments                                        1,690              1,257            864
  Other                                                 94           (    378)      (      6)
                                                   --------          ---------      ---------

       Net cash used by investing activities       (22,949)           (71,770)      ( 11,874)
                                                   --------          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable & capital  leases,
       exclusive of interest                       (50,328)           (15,351)       ( 9,588)
  Borrowings on notes payable                       51,201             74,000         14,284
  Distributions to minority interest               (28,667)           (13,440)       ( 1,644)
  Contributions by minority interest                 2,381                --             --
  Exercise of stock options                            343                363             70
  Other                                                --                 --          (  366)
                                                   --------          ---------      ---------

      Net cash provided by (used in)
          financing activities                     (25,070)            45,572          2,756
                                                   --------          ---------      ---------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                      3,674             15,404          1,780

Cash and cash equivalents, beginning of period      20,096              4,692          2,912
                                                   --------          ---------      ---------


Cash and cash equivalents, end of period           $23,770           $ 20,096       $  4,692
                                                   ========          =========      =========

          See accompanying notes to consolidated financial statements.
                                       A-7

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)


                                                             Years Ended December 31,
                                                      1997              1996             1995
                                                      ----              ----             ----

Reconciliation of net income to net
 cash provided by operating activities
  Net income                                       $ 14,856           $ 8,961        $   7,204
  Adjustments to reconcile net
    income to cash provided by
    operating activities:
       Minority interest in consolidated income      25,041            19,543            1,421
       Depreciation and amortization                  9,911             8,422            3,195
       Provision for uncollectible accounts             427               319              771
       Equity in earnings of affiliates              (2,342)          ( 1,773)          (1,234)
       Gain on sale of investment in American
              Physicians Service Group, Inc. stock      --                 --            ( 559)
       Provision for deferred income taxes               68               974              193
       Writeoff of loan fees                            --                696              --
       Other                                          1,162                --             (226)
       Changes in operating  assets and  liabilities,
          net of effect of purchase transactions:
           Accounts receivable                       (3,156)            1,284           (  541)
           Other receivables                            754               472            2,197
           Other current assets                        (602)              529             (447)
           Accounts payable                             934               452           (1,224)
           Accrued expenses                           4,640             1,723              148
                                                   --------         ---------      -----------

        Total adjustments                            36,837            32,641            3,694
                                                   --------          --------       ----------

        Net cash provided by operating activities  $ 51,693          $ 41,602         $ 10,898
                                                   ========          ========         ========














          See accompanying notes to consolidated financial statements.
                                       A-8

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)

                                                              Years Ended December 31,
                                                       1997              1996             1995
                                                       ----              ----             ----

SUPPLEMENTAL INFORMATION OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

In   1997,  the  Company  acquired  (1)
additional  ownership  interests  in  10
partnerships  (2) a 38.25% general
partnership  interest in a lithotripter
operation  (3) 100% of the  stock of a
lithotripter  operator  and (4) 75% equity
interest  in  a  trailer  manufacturer.
These  transactions  are discussed
further in Notes C and D. The acquired assets
and  liabilities  were as follows:

           Current assets decreased by             $    9,532
           Noncurrent assets increased by               4,041
           Goodwill increased by                       15,836
           Current liabilities increased by             1,343
           Noncurrent liabilities increased            10,000
           Minority interest decreased by                 998

At December 31, 1997, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:

           Current liabilities increased by             8,655
           Minority interest decreased by               8,655

In 1996, the Company acquired (1)
100% of the outstanding stock of a
corporation which operated 31
lithotripters and (2) increased ownership in two partnerships, in which the Company is the managing general partner. These transactions are discussed further in
Note D. The acquired assets
and liabilities were as follows:

           Current assets increased by                               $19,032
           Noncurrent assets increased by                             12,630
           Goodwill increased by                                      82,297
           Current liabilities increased by                           13,110
           Noncurrent liabilities increased by                        69,712
           Minority interest increased by                             16,218
           Stockholders' equity                                       14,919


          See accompanying notes to consolidated financial statements.
                                       A-9

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)

                                                             Years Ended December 31,
                                                      1997              1996          1995
                                                      ----              ----          ----

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

In 1995, the Company retired a note payable to American Physicians Service Group, Inc.
("APS"). This note was retired by the Company transferring to APS shares of stock of APS that the Company owned. The effect of this transaction is as follows:

           Current assets decreased by                                                     3
           Investment in APS decreased by                                                301
           Notes payable decreased by                                                    297
           Stockholders' equity                                                            7

          See accompanying notes to consolidated financial statements.
                                      A-10

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       ORGANIZATION AND OPERATION OF THE COMPANY

         Prime Medical Services, Inc. ("Prime"), through its direct and indirect wholly-owned subsidiaries, provides non-medical management services to lithotripsy, prostatherapy, and cardiac rehabilitation centers. References to the Company are to Prime and its controlled and affiliated entities. The Company also manufactures trailers for major medical equipment manufacturers and mobile medical service providers. The Company operates lithotripters in 34 states.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

         The consolidated financial statements include the accounts of Prime, its wholly-owned subsidiaries, entities more than 50% owned and partnerships where Prime has control, even though its ownership is less than 50%. Investments in entities in which the Company's investment is less than 50% ownership, and the Company does not control, are accounted for by the equity method if ownership is between 20% - 50%, or by the cost method if ownership is less than 20%. Through December 31, 1997, the Company had recognized $466,000 in undistributed earnings using the equity method. This amount represents undistributed earnings from entities, in which the Company owns 50 percent or less, and does not exhibit control. All significant intercompany accounts and transactions have been eliminated.

         Cash Equivalents

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

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


         Intangible Assets

         The Company records as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill is amortized over a period not to exceed forty years using the straight-line basis. Accumulated amortization at December 31, 1997 and 1996 is $9,745,000 and $5,798,000, respectively. Goodwill is reviewed
         for impairment whenever events or changes in  circumstances   indicate
         that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the goodwill, a loss is recognized for the difference between the fair value and carrying value of the goodwill.

         Revenue Recognition

         Revenues generated from management services are recognized as they are earned.

         The Company's lithotripsy fee revenues are based upon fees charged for services to hospitals, commercial insurance carriers, state and federal health care agencies, and individuals, net of contractual fee reductions.

         Revenues for the manufacture of trailers are recognized using the percentage of completion method.

         At December 31, 1997, approximately 15% of accounts receivable relate to units operating in Texas, 11% relate to units located in California, 11% relate to operations located in North Carolina and 9% relate to units located in Louisiana.

         Reciprocal Stockholdings

         The Company had accounted for its investment in its largest shareholder's common stock on the equity basis prior to 1995 (see Note
         C). The Company's investment was reduced for the Company's pro rata interest in the common stock of the Company owned by such shareholder. This reduction was reflected in an offsetting charge to reciprocal
         stockholdings.   When  the  Company's   investment  dropped  below  5%
         in 1995, reciprocal stockholdings were eliminated.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Income Tax

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

         Long-Lived Assets

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized, for the difference between the fair value and carrying value of the asset.

         Accounts Receivable

         Accounts receivable are recorded based on revenues, less allowance for doubtful accounts and contractual adjustments.

         Stock-Based Compensation

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), in October 1995 for implementation in fiscal years beginning after December 15, 1995. Statement 123 became effective beginning with the Company's first quarter of fiscal year 1996 and did not have a material effect on the Company's financial position or results of operations. Upon adoption of Statement 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense. (See Note J).

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Debt Issuance Costs

         The Company expenses debt issuance costs as incurred.

         Estimates Used to Prepare Financial Statements

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

         Reclassification

         Certain reclassifications have been made to amounts presented in previous years to be consistent with the 1997 presentation.

         Earnings Per Share

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 31, 1997 earnings data, and accordingly, has restated herein all previously reported earnings per share data. Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of such earnings per share data is as follows:

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     ($ in thousands, except per share data)

               1997
                                                        Per Share
                                      Income    Shares   Amounts
     Basic EPS
     Net Income.....................    $14,856   19,275 $   0.77
                                                         ========

     Effect of dilutive securities:
     Options      .                                  186
                                       --------      ---
     Diluted EPS....................    $14,856   19,461 $   0.76
                                        =======   ====== ========


               1996
                                                        Per Share
                                      Income    Shares   Amounts
     Basic EPS
     Net Income.....................    $ 8,961   17,633 $   0.51
                                                         ========

     Effect of dilutive securities:
     Warrants.......................                 400
     Convertible Debt...............        101      224
     Options      .                                  381
                                       --------      ---
     Diluted EPS....................     $9,062   18,638 $   0.49
                                         ======   ====== ========

               1995
                                                        Per Share
                                      Income    Shares   Amounts
     Basic EPS
     Net Income.....................    $ 7,204   14,226 $   0.51
                                                         ========

     Effect of dilutive securities:
     Warrants.......................                 402
     Convertible Debt...............         97      209
     Options      .                                  513
                                       --------      ---
     Diluted EPS....................     $7,301   15,350 $   0.48
                                         ======   ====== ========


        Unexercised employee stock options to purchase 841,000 and 706,000 shares of Prime common stock as of December 31, 1997 and 1996, respectively, were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of Prime's common stock during the respective periods.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





C.   INVESTMENTS

        Tenn-Ga

        In May 1997, the Company acquired a 38.25% general partner interest in a partnership that provides mobile lithotripsy service in Tennessee and Georgia. The purchase price was cash of $3,470,000. This investment is accounted for using the equity method.

        Southern California

        Effective June 1, 1995, the Company acquired a 32.5% interest in a limited liability company that operates a fixed site lithotripter near Los Angeles, California. This investment is accounted for using the equity method.

        Texas, Ohio & Louisiana Partnerships

        In December 1994, the Company acquired all of the common stock of three corporations. Each corporation is the general partner and holds an approximate 20% interest in a limited partnership which operates a mobile lithotripter. Texas ESWL/Laser Lithotripter, Ltd. operates a mobile lithotripter in Texas, Oklahoma and Arkansas. Ohio Mobile Lithotripter, Ltd. operates a mobile lithotripter in Ohio. Arklatx Mobile Lithotripter, L.P. operates a mobile lithotripter in Louisiana. This investment is accounted for using the equity method.

        American Physicians Service Group, Inc.

        At December 31, 1997 and 1996, the Company owned 50,000 shares of common stock, representing approximately 1%, of the outstanding common stock of American Physicians Service Group, Inc. (APS). APS owned approximately 16% of the outstanding common stock of the Company at December 31, 1997 and 1996. The Company's pro rata interest in its own shares of common stock had been included in stockholders' equity as reciprocal stockholdings prior to 1995. (See Note B). Two of the Company's eight board members are also on the board of APS.

        The Company occupies approximately 5,600 square feet of office space owned by APS. The Company also shares certain personnel with APS. The monthly rent and personnel cost is approximately $8,000.

D.       ACQUISITIONS

         Effective September 1, 1997, the Company acquired a 75% equity interest in AK Associates, LLC ("AK"), which provides installation, upgrade, manufacturing, refurbishment and repair services for major medical equipment manufacturers and mobile medical service providers. The purchase price was $4,761,000 in cash with contingent consideration up to another $1,050,000 being payable based upon certain performance criteria being met by AK during 1998. This transaction was accounted for using the purchase method of accounting.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





D.       ACQUISITIONS, continued

         Effective June 1, 1997, the Company acquired 100% of the stock of Executive Medical Enterprises, Inc. ("EME"), which operated three lithotripters in California, Oregon and Washington. The purchase price was $1,339,000 in cash and potential contingent consideration based upon the performance of these operations during 1998, 1999 and 2000. The transaction was accounted for using the purchase method of accounting.

         In   January 1997, the Company purchased  additional  ownership interests in 10 partnerships, which the Company controls. The purchase price for the additional ownership interests was $10,510,000 in cash. These transactions were accounted for using the purchase method of accounting.

         Unaudited proforma combined income data for the years ended December 31, 1997 and 1996 of the Company and the acquisitions discussed above assuming all were effective January 1, 1996 is as follows:
         ($ in thousands except per share data)
                                                1997           1996
                                             --------        -------

                  Total revenues             $100,228        $81,143
                  Total expenses               84,941         71,080
                                             --------       --------
                    Net income               $ 15,287        $10,063
                                             ========        =======

                  Diluted earnings per share    $0.79          $0.54
                                                =====          =====

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

         Unaudited proforma combined income data for the years ended December 31, 1996 and 1995 of the Company and the acquisitions discussed immediately above assuming both were effective January 1, 1995 is as follows:

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





         D.       ACQUISITIONS, continued

                  ($ in thousands except per share data)

                                                   1996             1995
                                                  ------          -------

                  Total revenues                  $92,499         $82,934
                  Total expenses                   82,684          74,409
                                                  -------         -------

                    Net income                    $ 9,815        $  8,525
                                                  =======        ========

                  Diluted earnings per share      $  0.51        $   0.50
                                                  =======        ========

         Effective October 1, 1995, the Company acquired 100% of the outstanding stock of Sun Medical Technologies, Inc. ("Sun"). Sun operates eight lithotripters serving clients in California, Arizona, Montana, New Mexico, Washington and Wyoming. The purchase price was $16,150,000 consisting of cash of $9,438,000, deferred payments payable in January 1996 of $2,687,000, notes payable of $4,025,000, and warrants to purchase 200,000 shares of the Company's common stock. The exercise price of the warrants represented the market price of the Company's common stock at the date the warrants were issued. The notes payable of $4,025,000 were convertible into 672,000 shares of the Company's common stock. These noteholders elected to convert the outstanding balances of their notes into the Company's stock in 1996. This acquisition was accounted for using the purchase method of accounting.

         Effective July 1, 1995 the Company acquired an undivided 70% interest in a fixed site lithotripter located in Fort Lauderdale, Florida. The purchase price was $5,550,000 consisting of cash of $3,885,000 and notes payable of $1,665,000, which could be converted into 326,000 shares of the Company's common stock. The noteholder elected to convert the outstanding balance of such note into the Company's stock in 1996. The acquisition was accounted for using the purchase method of accounting.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





E.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (Statement 107), requires that the Company disclose estimated fair values for its financial instruments as of December 31, 1997 and 1996. The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                   1997                    1996
                                                        ----------------------  -------------------------
                                                       Carrying       Fair      Carrying     Fair
           ($ in Thousands)                             Amount        Value      Amount      Value
                                                        ------        -----      ------      -----
              Financial assets:
           Cash                                         $23,770       $23,770   $20,096     $20,096
           Accounts receivable                           19,387        19,387    16,346      16,346
           Other receivables                              1,103         1,103     1,842       1,842
           Investment in American
               Physicians Service Group, Inc.               173           356       173         325

              Financial liabilities:
           Debt                                          82,336        82,336    81,432      81,432
           Accounts payable                               5,386         5,386     4,451       4,451

           The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

           Cash

           The carrying amounts for cash approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

           Accounts Receivable and Other Receivables

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

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





E.         FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

           Accounts Payable

           The carrying value of the payables approximates fair value due to the short-term nature of the obligation.

           Limitations

          Fair value estimates are made at a specific point in time,  based on relevant market information and information about the financial instrument. Fair value estimates are based on existing on-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets and liabilities, property and equipment, equity investment in partnerships, goodwill, other noncurrent assets and accrued expenses. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the aforementioned estimates.

F.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                  December 31,      December 31,
                                                     1997              1996
         ($ in Thousands)

         Legal fees                                 $ 634             $ 452
         Accrued group insurance costs                228               164
         Compensation and payroll
           related expense                          1,787             1,502
         Taxes, other than income taxes               439               334
         Accrued interest                             984             1,028
         Provision for closed centers                 159               163
         Income taxes payable                       4,229               761
         Dividends payable to minority interest     8,655            10,705
         Deferred payments for acquisitions         1,339               --
         Other                                      2,405             1,473
                                                  -------           -------
                                                  $20,859           $16,582
                                                  =======           =======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





G.       INDEBTEDNESS

         Long-term debt, other than bank debt, are as follows:

         ($ in thousands)

         Interest                        December 31,
           Rates      Maturities       1997        1996
         --------     ----------     -------     ------

         None         2000 - 2006    $   161     $  241
         6%               --              --        984
         11.5%           1998              6         12
                                     -------    -------

                                         167      1,237
         Less current portion of
          long-term debt                   6      1,100
                                     -------     ------

                                     $   161     $  137
                                     =======     ======

       The non-interest bearing notes totaling $161,000 are unsecured. The 11.5%
       note is secured by computer equipment.

       Long-term bank notes payable are as follows:

       ($ in thousands)

       Interest                         December 31,
         Rates         Maturities      1997       1996
       --------        ----------    -------     ------

       60-day LIBOR
         plus 2 1/2%    1998-2003    $79,000     $76,750
       Prime            1998-2001      2,969       3,245
       Prime + 1%         1998           200         200
                                     -------     -------
                                      82,169      80,195
       Less current portion of
             long-term bank debt      11,132       9,422
                                     -------     -------
                                     $71,037     $70,773
                                     =======     =======

       During 1997, the Company increased its bank facility with Bank Boston from $90 million to $135 million. The facility consists of three separate loans: (1) a $45 million term loan bearing an interest rate of LIBOR +2 to 3%, payable quarterly, with quarterly principal payments, maturing in April 2001, (2) a $40 million term loan bearing an interest rate of LIBOR +2 to 3%, payable quarterly, with annual principal payments, maturing in April 2003, and (3) a $50 million revolving credit facility bearing interest of LIBOR +2 to 3%, maturing in April 2001. At December 31, 1997, the entire $50 million revolving credit facility was undrawn. At December 31, 1997,

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





G.     INDEBTEDNESS, continued

     interest on the Company's bank facility was 8.6%. The bank facility is collateralized by the assets of the Company, including the stock of its subsidiaries. (See Note N)

       The stated principal repayments for all indebtedness as of December 31, 1997 are payable as follows:
                                                       ($ in thousands)
                           1998                              $11,138
                           1999                               13,134
                           2000                               13,706
                           2001                                7,426
                           2002                                  800
                           Thereafter                         36,132

H.       COSTS OF SERVICES AND GENERAL AND ADMINISTRATIVE EXPENSES

         Costs of services and general and administrative expenses consist of the following:

                                           Years Ended December 31,
                                             1997        1996      1995
                                          ----------  ---------  ---------

            ($ in thousands)

            Salaries, wages and benefits     $15,779   $11,953   $ 4,027
            Other costs of services            7,569     6,878     3,412
            General and administrative         3,595     1,941       718
            Legal and professional             2,064     1,315       659
            Manufacturing costs                1,394      --         --
            Other                              2,884     2,712     1,241
                                           ---------   -------   -------
                                             $33,285   $24,799   $10,057
                                           =========   =======   =======

I.       COMMITMENTS AND CONTINGENCIES

         At  December  31,  1997,   minimum  annual  rental   commitments  under
         non-cancelable operating leases for equipment and office space, which may contain renewal and escalation clauses through 2001, are:

                             ($ in thousands)

                    1998             $ 439
                    1999               365
                    2000               309
                    2001                 2

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





I.         COMMITMENTS AND CONTINGENCIES

           Rent expense for equipment and office space for the years ended December 31, 1997, 1996 and 1995 are $568,000, $360,000, and
           $239,000, respectively.

           The Company sponsors a partially, self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. The Company's maximum claim exposure is limited to $35,000 per person per policy year. At December 31, 1997, the Company had 172 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. The Company's contributions totaled $351,000 in 1997, $224,000 in 1996, and $150,000 in 1995.

J.         COMMON STOCK OPTIONS

           1993 Stock Option Plan:

           The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. The Company provides proforma disclosures of net income and earnings per share as if the fair-value based method prescribed by Statement 123 had been applied in measuring compensation expense. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

           On October 12, 1993, the Company adopted the 1993 Stock Option Plan which authorizes the grant of up to 2,000,000 shares to certain key employees, directors, and consultants and advisors to the Company. Options granted under the 1993 Stock Option Plan shall terminate no later than ten years from the date the option is granted, unless the option terminates sooner by reason of termination of employment, disability or death.

           In June 1997, the Company adopted an amendment to the 1993 Stock Option Plan that raised the number of shares to be issued by 500,000.

           A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





J.         COMMON STOCK OPTIONS, continued

                                           1997                        1996                        1995
                                ---------------------------   --------------------------  --------------------

                                Options    Weighted-Average   Options   Weighted-Average  Options  Weighted-Average
                                 (000)      Exercise Price     (000)     Exercise Price    (000)    Exercise Price
Outstanding - beginning
    of year                       1,228         $8.99             975        $1.31          1,055        $0.98
Granted                             428         11.94             730        13.87             55         5.58
Exercised                          (227)         1.51            (477)        0.52           (135)        0.52
Forfeited                           (35)        12.19             (--)         --             (--)         --
                                 ------                       -------

Outstanding-end of year           1,394        $11.04           1,228        $8.99            975        $1.31
                                 ======                       =======                     =======

Exercisable at end of year          466        $ 8.21             422        $2.03            816        $0.75

Weighted-average fair
     value of options granted
     during the year              $5.21         --              $6.13          --           $2.07         --


           The following table summarizes the Company's outstanding options at December 31, 1997:

                                                    Outstanding options         Exercisable options
                                                 -------------------------      ----------------------
                                                   Average        Weighted                     Weighted
                                                  Remaining        Average                      Average
                                      Options    Contractual      Exercise      Options        Exercise
           Range of Exercise Prices   (000)         Life           Price         (000)          Price
           ------------------------   ------     -----------      ---------     -------        --------

           $  0.25 - $  4.12             223       2.0 years       $  1.39          195         $ 1.10
           $  4.13 - $  8.25              37       3.9 years       $  5.75           10         $ 5.99
           $  8.26 - $12.37              292       2.3 years       $ 10.55            5         $ 8.94
           $12.38 - $16.50               842       3.9 years       $ 14.04          256         $13.72
                                      ------                                    -------

           Total                       1,394                                        466
                                     =======                                    =======

           Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions for 1995, 1996, and 1997

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





J.         COMMON STOCK OPTIONS, continued

           respectively: risk-free interest rates of 5.7%, 6.2% and 6.2%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of .38, .53 and .46; and a weighted-average expected life of the option of 4 years.

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

           For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                            1997           1996         1995
                                           -------       -------       ------

                  Pro forma net income     $12,448       $ 8,109       $7,197
                  Pro forma earnings
                    per share
                      Basic                  $0.65         $0.46        $0.51
                      Diluted                $0.64         $0.44        $0.47

          Statement 123 calls for a prospective application of compensation relating to the grant of stock options and, consequently pro-forma financial information may not be indicative of future amounts until the new rules are applied to all outstanding nonvested awards.

K.       OTHER INCOME (EXPENSE)

         Included in other, net in the consolidated statements of operations are the following components:

($ in thousands)
                                            Years Ended December 31,
                                      1997           1996         1995
Collections on amounts               -----          -----        -----
     previously written off          $ --           $ 192          --
Gain on sale of investment
     in American Physicians Service
     Group, Inc. Stock                 --              --          559
Equipment rental                       --              58          --
Other income                             6            120           88
                                     -----          -----        -----
Other, net                           $   6          $ 370        $ 647
                                     =====          =====        =====

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







L.       INCOME TAXES

         The Company files a consolidated tax return with its wholly owned subsidiaries. A substantial portion of consolidated income is not taxed at the corporate level as it represents income from partnerships. Accordingly, only the portion of income from these partnerships attributable to the Company's ownership interests is included in taxable income in the consolidated tax return and financial statements. The minority interest portion of this income is the responsibility of the individual partners.

         Income tax expense consists of the following:
         ($ in thousands)
                                                  Years ended December 31,
                                                 ----------------------------
                                                  1997        1996      1995
                                                 ------      ------    ------
               Federal
                  Current                        $4,369      $   97    $ 110
                  Deferred                           68         974      193
               State                              1,358         925      583
                                                 ------      ------    -----
                                                 $5,795      $1,996    $ 886
                                                 ======      ======    =====

          A reconciliation of expected income tax (computed by applying the United States statutory income tax rate of 35% for 1997 and 34% for 1996 and 1995, to earnings before income taxes) to total income tax expense in the accompanying consolidated statements of income follows:
          ($ in thousands)                        Years ended December 31,
                                                 ------------------------
                                                  1997        1996      1995
                                                 ------      ------    ------
               Expected federal income tax       $7,228      $3,725    $2,751
               Change in beginning of year
                    valuation allowance          (2,399)     (3,093)   (2,091)
               State taxes                        1,358         925       583
               Other                             (  392)        439    (  357)
                                                 ------      ------    ------
                                                 $5,795      $1,996    $  886
                                                 ======      ======    ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.
         ($ in thousands)
                                                  1997             1996
                                                 -----           ------
         Deferred tax assets:
           Accounts receivable,
             principally due to allowance
             for doubtful accounts               $ 266           $  114
           AMT credit carryforwards                --               249
           Net operating loss carryforwards        --               944
           Investment tax credit carryforwards     --             1,200
           Accrued expenses deductible
             for tax purposes when paid          1,240              834
           Property and equipment,
             principally due to
             differences in depreciation           --               656
           Other                                   932              829
                                                 -----           ------
             Total gross deferred tax assets     2,438            4,826
             Less valuation allowance              --            (2,399)
                                                 -----           ------
             Net deferred tax assets             2,438            2,427
                                                 -----           ------
         Deferred tax liabilities:
           Property and equipment,
             principally due to
             differences in depreciation       (  583)              --
           Investments in affiliated
             entities, principally due to
             undistributed income              (2,807)           (2,860)
           Intangible assets, principally
             due to differences in
             amortization periods for tax
             purposes                          (2,419)           (1,872)
           IRS Section 481(A) adjustment
             for partnerships acquired         (  -- )           (  175)
                                              -------            ------

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





L.       INCOME TAXES, continued
                                                  1997          1996
           Total gross deferred tax             -------       -------
               liabilities                      ( 5,809)      ( 4,907)
                                                -------       -------
           Net deferred tax liability           ($3,371)      ($2,480)
                                                =======       =======

         The valuation allowance for deferred tax assets as of December 31, 1997 was $-0- representing a decrease of $2,399,000, primarily due to utilization of net operating loss carryforwards. The valuation allowance for deferred tax assets as of January 1, 1996 was $5,492,000 with the change in the total valuation allowance for the year ended December 31, 1996 being a decrease of $3,093,000. The Company believed that the valuation allowance at December 31, 1996 was necessary due to uncertainties regarding the Company's use of the net operating loss carryforwards and tax credit carryforwards which could have become limited in the event that the Company experienced a greater than 50% stock ownership change in a three-year period (as defined in the Internal Revenue Service regulations).

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

         Based upon the level of historical taxable income and projections for future taxable income over the periods which the deductible temporary differences reverse, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

M.       RELATED PARTY TRANSACTIONS

         See Notes B and C for additional related party transactions involving investments in affiliates.

N.       SUBSEQUENT EVENT

         On March 27, 1998, the Company completed an offering of $100 million of senior subordinated notes due 2008 (the "Notes") to qualified institutional buyers. The net proceeds from the offering of approximately $96.0 million will be used to repay all outstanding indebtedness under the Company's bank facility, with the remainder to
         be  used  for  general  corporate  purposes,   including acquisitions.
         In connection herewith, the Company will take a charge to earnings of approximately $3.8 million for debt issuance costs associated with the Notes. (See Note B)