Form 10-K/A
period 1997-12-31
PRIME MEDICAL SERVICES INC /TX/
filed 1998-04-30
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ______________________________________

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

                         Commission File Number: 0-22392
                           __________________________

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

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

             Aggregate Market Value at April 23, 1998: $215,643,000

    Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.
                                               Number of  Shares Outstanding
          Title of Each Class                           April 23, 1998
          -------------------                           --------------
    Common Stock, $.01 par value                          19,168,267


                       DOCUMENTS INCORPORATED BY REFERENCE
     Selected portions of the registrant's definitive proxy material for the 1998 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

1. The undersigned registrant hereby amends Item 6, Part II of its Annual Report on Form 10-K for the calendar year ended December 31, 1997 by deletion of the original Item 6 in its entirety and the substitution of the following in its place:

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------
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
                                       ========       ========       ========       ========       ========


Quarterly Data

($ in thousands, except share amounts)

1996                                3/31       6/30      9/30     12/31
----                                ----       ----      ----     -----
Revenues                           $7,224    $18,695   $24,300   $22,185
Net income (loss)                   1,906      ( 353)    4,017     3,391
Per share amounts (basic):
   Net income (loss)                  .14      ( .02)      .21       .18
   Weighted average shares
     outstanding                   14,754     17,597    19,071    19,079
Per share amounts (diluted):
   Net income (loss)                  .12      ( .02)      .21       .18
   Weighted average shares
     outstanding                   16,155     18,114    19,365    19,362
1997
----
Revenues                          $20,889    $23,220   $26,361   $25,509
Net income                          2,876      3,670     4,520     3,790
Per share amounts (basic):
   Net income                         .15        .19       .23       .20
   Weighted average shares
     outstanding                   19,218     19,277    19,299    19,306
Per share amounts (diluted):
   Net income                         .15        .19       .23       .19
   Weighted average shares
     outstanding                   19,395     19,435    19,483    19,496

2. The undersigned registrant hereby amends Item 8, Part II of its Annual Report on Form 10-K for the calendar year ended December 31, 1997 by deletion of the original Item 8 in its entirety and the substitution of the following in its place:

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------           --------------------------------------------

     The information required by this item is contained in Appendix A attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A, amending the registrant's Form 10-K for the fiscal year ended December 31, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRIME MEDICAL SERVICES, INC.



                                             By   /s/ Joseph Jenkins, M.D., J.D.
                                                  ------------------------------
                                                  Joseph Jenkins, M.D., J.D.,
                                                  President, Chief Executive
                                                  Officer and Director

                                             Date:  April 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A, amending the registrant's Form 10-K for the fiscal year ended December 31, 1997, has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/   Kenneth S. Shifrin
       ------------------------
       Kenneth S. Shifrin
       Chairman of the Board

Date:  April 30, 1998

By:    /s/  Cheryl L. Williams
       ------------------------
       Cheryl L. Williams
       Vice President of Finance, Secretary
       and Chief Financial Officer (Principal
       Financial and Accounting Officer)

Date:  April 30, 1998



By:    /s/ Joseph Jenkins, M.D.
       ------------------------
       Joseph Jenkins, M.D., President,
       Chief Executive Officer and Director

Date:  April 30, 1998

By:    /s/  Paul R. Butrus
       ------------------------
       Paul R. Butrus, Director

Date:  April 30, 1998



By:    /s/ William E. Foree, M.D.
       --------------------------
       William E. Foree, M.D., Director,

Date:  April 30, 1998



By:    /s/ Irwin Katz
       -----------------
       Irwin Katz, Director

Date:  April 30, 1998



By:    /s/  John McEntire
       -------------------
       John McEntire, Director

Date:  April 30, 1998



By:    /s/  William A. Searles
       ------------------------
       William A. Searles, Director

Date:  April 30, 1998



By:    /s/ Michael Spalding, M.D.
       -------------------------
       Michael Spalding, M.D., Director

Date:  April 30, 1998

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
                             ============== ==========     ==========  ========= =========  ======== ============= =========


          See accompanying notes to consolidated financial statements.
                                       A-6

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)
                                                             Years Ended December 31,
                                                     -------------------------------------
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
                                                   ========          ========         ========














          See accompanying notes to consolidated financial statements.
                                       A-8

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)

                                                              Years Ended December 31,
                                                       ---------------------------------------
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


          See accompanying notes to consolidated financial statements.
                                       A-9

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)

                                                             Years Ended December 31,
                                                      ------------------------------------
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

N.       SUBSEQUENT EVENT

         On March 27, 1998, the Company completed an offering of $100 million of senior subordinated notes due 2008 (the "Notes") to qualified institutional buyers. The net proceeds from the offering of approximately $96.0 million will be used to repay all outstanding indebtedness under the Company's bank facility, with the remainder to
         be  used  for  general  corporate  purposes,   including acquisitions.
         In connection herewith, the Company will take a charge to earnings of approximately $3.8 million for debt issuance costs associated with the Notes. (See Note B)

O.       CONDENSED FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

         Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and non-guarantor subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the Notes described in Note N.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

($ in thousands)

                                                            Year Ended December 31, 1997
                                    ----------------------------------------------------------------------------
                                    Prime Medical    Guarantor       Non-Guarantor   Eliminating    Consolidated
                                    Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                    --------------  ------------     ------------      -------          -----
Fee Revenue:
   Lithotripsy:
         Fee revenues                 $    --        $  20,863       $   63,674      $      --      $    84,537
         Management fees                   --            3,978            2,259             --            6,237
         Equity income                  27,386          18,587              --          (43,634)          2,339
                                      --------       ---------       ----------      -----------    -----------
                                        27,386          43,428           65,933         (43,634)         93,113

   Manufacturing                           --              --             2,358             --            2,358
   Cardiac                                 --              479              --              --              479
   Other                                   --               29              --              --               29
                                      --------     -----------     ------------      -----------    -----------
         Total fee revenue              27,386          43,936           68,291         (43,634)         95,979
                                      --------     -----------     ------------      -----------    -----------

   Cost of services and general and
       administrative expenses
         Lithotripsy                       --            4,646           20,735             --           25,381
         Manufacturing                     --              --             1,743             --            1,743
         Cardiac                           --              310              --              --              310
         Other                             --              168              --              --              168
         Corporate                         567           5,116              --              --            5,683
                                      --------       ---------       ----------      -----------    -----------
                                           567          10,240           22,478             --           33,285

    Depreciation and amortization            7           5,157            4,747             --            9,911
                                      --------       ---------       ----------      -----------    -----------
         Total operating expenses          574          15,397           27,225             --           43,196
                                       -------       ---------       ----------      -----------    -----------

Operating income                        26,812          28,539           41,066         (43,634)         52,783

Other income (deductions):
     Interest and dividends                --              309              431             --              740
     Interest expense                   (7,160)         (   52)         (   265)            --           (7,477)
     Loan fees and stock offering costs   (360)            --               --              --           (  360)
     Other, net                            --           (  128)             134             --                6
                                    ----------     -----------      ------------     -----------     ----------

                                        (7,520)            129              300             --           (7,091)
                                     ---------     -----------       -----------     -----------     ----------
Income before provision for income taxes
     and minority interest              19,292          28,668           41,366         (43,634)         45,692

Minority interest in
     consolidated income                   --              --               --           25,041          25,041

Provision for income taxes               4,436           1,282               77             --            5,795
                                      --------      ----------       -----------     -----------     ----------

Net income                             $14,856       $  27,386        $  41,289      $  (68,675)     $   14,856
                                     =========       =========        ==========     ===========     ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

($ in thousands)

                                                            Year Ended December 31, 1996
                                    ----------------------------------------------------------------------------
                                    Prime Medical    Guarantor       Non-Guarantor   Eliminating    Consolidated
                                    Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                    --------------  ------------     ------------      -------          -----
Fee Revenue:
   Lithotripsy:
         Fee revenues                 $    --        $  18,688       $   46,450      $      --      $    65,138
         Management fees                   --            3,180            1,518             --            4,698
         Equity income                  19,382          10,701              --          (28,317)          1,766
                                      --------       ---------       ----------      -----------    -----------
                                        19,382          32,569           47,968         (28,317)         71,602
   Cardiac                                 --              802              --              --              802
                                      --------     -----------     ------------      -----------    -----------
         Total fee revenue              19,382          33,371           47,968         (28,317)         72,404
                                      --------     -----------     ------------      -----------    -----------

   Cost of services and general and
       administrative expenses
         Lithotripsy                       --            5,093           14,829             --           19,922
         Cardiac                           --              632              --              --              632
         Corporate                         257           3,988              --              --            4,245
                                      --------       ---------       ----------      -----------    -----------
                                           257           9,713           14,829             --           24,799

    Depreciation and amortization          127           3,537            4,758             --            8,422
                                      --------       ---------       ----------      -----------    -----------
         Total operating expenses          384          13,250           19,587             --           33,221
                                       -------       ---------       ----------      -----------    -----------

Operating income                        18,998          20,121           28,381         (28,317)         39,183

Other income (deductions):
     Interest and dividends                --              202              257             --              459
     Interest expense                   (5,431)         (  299)         (   247)            --           (5,977)
     Loan fees and stock offering costs (3,535)            --               --              --           (3,535)
     Other, net                            --              207              163             --              370
                                    ----------     -----------      ------------     -----------     ----------

                                        (8,966)            110              173             --           (8,683)
                                     ---------     -----------       -----------     -----------     ----------
Income before provision for income taxes
     and minority interest              10,032          20,231           28,554         (28,317)         30,500


Minority interest in
     consolidated income                   --              --               --           19,543          19,543

Provision for income taxes               1,071             849               76             --            1,996
                                      --------      ----------       -----------     -----------     ----------

Net income                             $ 8,961       $  19,382        $  28,478      $  (47,860)     $    8,961
                                     =========       =========        ==========     ===========     ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

($ in thousands)

                                                            Year Ended December 31, 1995
                                    ----------------------------------------------------------------------------
                                    Prime Medical    Guarantor       Non-Guarantor   Eliminating    Consolidated
                                    Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                    --------------  ------------     ------------      -------          -----
Fee Revenue:
   Lithotripsy:
         Fee revenues                 $    --        $  15,032       $    4,274      $      --      $    19,306
         Management fees                   --              690              927             --            1,617
         Equity income                   7,988           3,502              --          (10,260)          1,230
                                      --------       ---------       ----------      -----------    -----------
                                         7,988          19,224            5,201         (10,260)         22,153

   Cardiac and Imaging                     --            1,042              --              --            1,042
                                      --------     -----------     ------------      -----------    -----------
         Total fee revenue               7,988          20,266            5,201         (10,260)         23,195
                                      --------     -----------     ------------      -----------    -----------

   Cost of services and general and
       administrative expenses
         Lithotripsy                       --            4,885            1,094             --            5,979
         Cardiac                           --            1,505              --              --            1,505
         Corporate                          38           2,535              --              --            2,573
                                      --------       ---------       ----------      -----------    -----------
                                            38           8,925            1,094             --           10,057

    Depreciation and amortization          296           2,516              383             --            3,195
                                      --------       ---------       ----------      -----------    -----------
         Total operating expenses          334          11,441            1,477             --           13,252
                                       -------       ---------       ----------      -----------    -----------

Operating income                         7,654           8,825            3,724         (10,260)          9,943

Other income (deductions):
     Interest and dividends                --              150                2             --              152
     Interest expense                   (  672)         (  518)         (    41)            --           (1,231)
     Other, net                            222             417                8             --              647
                                    ----------     -----------      ------------     -----------     ----------

                                        (  450)             49          (    31)            --           (  432)
                                     ---------     -----------       -----------     -----------     ----------
Income before provision for income taxes
     and minority interest               7,204           8,874            3,693         (10,260)          9,511

Minority interest in
     consolidated income                   --              --               --            1,421           1,421

Provision for income taxes                 --              886              --              --              886
                                      --------      ----------       -----------     -----------     ----------

Net income                             $ 7,204       $   7,988        $   3,693      $  (11,681)     $    7,204
                                     =========       =========        ==========     ===========     ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET


($ in thousands)

                                                                      December 31, 1997
                                    ----------------------------------------------------------------------------
                                    Prime Medical    Guarantor       Non-Guarantor   Eliminating    Consolidated
                                    Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                    --------------  ------------     ------------      -------          -----

ASSETS

Current assets:
     Cash                           $        18     $    6,260       $   17,492       $    --        $    23,770
     Accounts receivable, net               --           4,564           14,823            --             19,387
     Other receivables                      291            578              234            --              1,103
     Deferred income taxes                  779            727              --             --              1,506
     Prepaid expenses and
        other current assets                 24          1,098              654            --              1,776
                                    -----------     ----------       ----------      ---------        ----------

          Total current assets            1,112         13,227           33,203            --             47,542
                                    -----------     ----------       ----------      ---------        ----------

Property and equipment:
     Equipment, furniture
          and fixtures                      --           5,970           26,703            --             32,673
     Leasehold improvements                 --             515               16            --                531
                                    -----------     ----------       ----------      ---------        ----------

                                            --           6,485           26,719            --             33,204
Less accumulated depreciation
     and amortization                       --         ( 4,646)          (8,851)           --            (13,497)
                                    -----------     ----------       ----------      ---------        ----------

     Property and equipment, net            --           1,839           17,868            --             19,707
                                    -----------     ----------       ----------      ---------        ----------


Investment in subsidiaries and
     other investments                  175,082         24,376              --        (187,153)           12,305
Goodwill, at cost,
     net of amortization                    --         143,790               33            --            143,823
Other noncurrent assets                     344          1,721              384            --              2,449
                                    -----------      ---------       ----------      ---------        ----------

     Total Assets                   $   176,538      $ 184,953       $   51,488      $(187,153)       $  225,826
                                    ===========     ==========       ==========      =========        ==========







                                                                   (continued)

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING BALANCE SHEET (continued)


($ in thousands)

                                                                      December 31, 1997
                                    ----------------------------------------------------------------------------
                                    Prime Medical    Guarantor       Non-Guarantor   Eliminating    Consolidated
                                    Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                    --------------  ------------     ------------      -------          -----


LIABILITIES:

Current Liabilities:

  Current portion of
     long-term debt                 $      9,800    $         6      $   1,332       $     --       $   11,138
  Accounts payable                           --           3,439          1,947             --            5,386
  Accrued expenses                         3,367          2,563         14,929             --           20,859
                                    ------------    -----------      ---------       ---------      ----------

     Total current liabilities            13,167          6,008         18,208             --           37,383

Long-term debt,
     net of current portion               69,200            161          1,837             --           71,198
Deferred income taxes                      2,107          3,702            --              --            5,809
                                   -------------    -----------      ---------       ---------      ----------

     Total liabilities                    84,474          9,871         20,045             --          114,390

Minority interest                            --             --             --           19,372          19,372

STOCKHOLDERS' EQUITY:

Common stock                                 193            --             --              --              193
Capital in excess of par value            84,050            --             --              --           84,050
Accumulated earnings                       7,821            --             --              --            7,821
Subsidiary net equity                        --         175,082         31,443        (206,525)            --
                                    ------------    -----------       --------       ---------       ---------

     Total stockholders' equity          92,064         175,082         31,443        (206,525)         92,064
                                    ------------    -----------       --------       ---------       ---------

     Total Liabilities and
          stockholders' equity      $   176,538     $   184,953       $ 51,488       $(187,153)      $ 225,826
                                    ============    ===========       ========       =========      ==========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET


($ in thousands)

                                                                      December 31, 1996
                                    ----------------------------------------------------------------------------
                                    Prime Medical    Guarantor       Non-Guarantor   Eliminating    Consolidated
                                    Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                    --------------  ------------     ------------      -------          -----

ASSETS

Current assets:
     Cash                           $         1     $    2,598       $   17,497       $    --        $    20,096
     Accounts receivable, net               --           4,061           12,285            --             16,346
     Other receivables                    1,048            758               36            --              1,842
     Deferred income taxes                  948            --               --             --                948
     Prepaid expenses and
        other current assets                --             660              181            --                841
                                    -----------     ----------       ----------      ---------        ----------

          Total current assets            1,997          8,077           29,999            --             40,073
                                    -----------     ----------       ----------      ---------        ----------

Property and equipment:
     Equipment, furniture
          and fixtures                      --           5,035           23,283            --             28,318
     Leasehold improvements                 --             113              --             --                113
                                    -----------     ----------       ----------      ---------        ----------

                                            --           5,148           23,283            --             28,431
Less accumulated depreciation
     and amortization                       --         ( 3,924)          (4,165)           --            ( 8,089)
                                    -----------     ----------       ----------      ---------        ----------

     Property and equipment, net            --           1,224           19,118            --             20,342
                                    -----------     ----------       ----------      ---------        ----------


Investment in subsidiaries and
     other investments                  153,846         17,891              --        (163,637)            8,100
Goodwill, at cost,
     net of amortization                    --         131,391               24            --            131,415
Other noncurrent assets                     558          1,987               59            --              2,604
                                    -----------      ---------       ----------      ---------        ----------

     Total Assets                   $   156,401      $ 160,570       $   49,200      $(163,637)       $  202,534
                                    ===========     ==========       ==========      =========        ==========







                                                                   (continued)

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING BALANCE SHEET (continued)


($ in thousands)

                                                                      December 31, 1996
                                    ----------------------------------------------------------------------------
                                    Prime Medical    Guarantor       Non-Guarantor   Eliminating    Consolidated
                                    Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                    --------------  ------------     ------------      -------          -----


LIABILITIES:

Current Liabilities:

  Current portion of
     long-term debt                 $      8,000    $     1,100      $   1,422       $     --       $   10,522
  Accounts payable                           320          2,718          1,413             --            4,451
  Accrued expenses                         1,182          ( 313)        15,713             --           16,582
                                    ------------    -----------      ---------       ---------      ----------

     Total current liabilities             9,502          3,505         18,548             --           31,555

Intercompany                                 --           ( 103)           103             --              --
Long-term debt,
     net of current portion               68,750            137          2,023             --           70,910
Deferred income taxes                      1,722          3,185            --              --            4,907
                                   -------------    -----------      ---------       ---------      ----------

     Total liabilities                    79,974          6,724         20,674             --          107,372

Minority interest                            --             --             --           18,735          18,735

STOCKHOLDERS' EQUITY:

Common stock                                 191            --             --              --              191
Capital in excess of par value            83,271            --             --              --           83,271
Accumulated earnings                      (7,035)           --             --              --           (7,035)
Subsidiary net equity                        --         153,846         28,526        (182,372)            --
                                    ------------    -----------       --------       ---------       ---------

     Total stockholders' equity          76,427         153,846         28,526        (182,372)         76,427
                                    ------------    -----------       --------       ---------       ---------

     Total Liabilities and
          stockholders' equity      $   156,401     $   160,570       $ 49,200       $(163,637)      $ 202,534
                                    ============    ===========       ========       =========      ==========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


($ in thousands)
                                                                   Year Ended December 31, 1997
                                         ----------------------------------------------------------------------------
                                         Prime Medical    Guarantor       Non-Guarantor   Eliminating    Consolidated
                                         Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                         --------------  ------------     ------------      -------          -----


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by (used in)
          operating activities           $    ( 9,441)   $    14,879       $   46,255     $     --       $   51,693
                                         ------------    -----------       ----------     ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of lithotripter entities               --         (20,217)             --            --          (20,217)
  Purchases of equipment and leasehold
     improvements                                 --         ( 1,516)         ( 3,030)          --          ( 4,546)
  Proceeds from sales of equipment                --              30              --            --               30
  Distributions from subsidiaries               6,865         16,667              --        (23,532)            --
  Investments                                     --           1,690              --            --            1,690
  Other                                           --              94              --            --               94
                                         ------------     ----------       ----------     ---------      ----------

    Net cash provided by (used in)
       investing activities                     6,865        ( 3,252)        ( 3,030)       (23,532)        (22,949)
                                         ------------     ----------       ----------     ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable
       exclusive of interest                  (47,750)       ( 1,100)        ( 1,478)           --          (50,328)
  Borrowings on notes payable                  50,000            --            1,201            --           51,201
  Distributions to minority interest              --             --              --         (28,667)        (28,667)
  Contributions by minority interest              --             --            2,381            --            2,381
  Exercise of stock options                       343            --              --             --              343
  Distributions to equity owners                  --         ( 6,865)        (45,334)        52,199             --
                                         ------------     ----------       ----------     ---------      ----------

     Net cash provided by (used in)
          financing activities                  2,593        ( 7,965)        (43,230)        23,532         (25,070)
                                         ------------     ----------       ----------     ---------      ----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                               17          3,662         (     5)                         3,674

Cash and cash equivalents,
    beginning of period                             1          2,598          17,497                         20,096
                                         ------------     ----------       ---------                     ----------


Cash and cash equivalents,
    end of period                         $        18     $    6,260       $  17,492                     $   23,770
                                          ===========     ==========        =========                    ==========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


($ in thousands)
                                                                  Year Ended December 31, 1996
                                         ----------------------------------------------------------------------------
                                         Prime Medical    Guarantor       Non-Guarantor   Eliminating    Consolidated
                                         Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                         --------------  ------------     ------------      -------          -----


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by (used in)
          operating activities           $    ( 7,045)   $     7,912       $   40,735      $    --       $   41,602
                                         ------------    -----------       ----------      ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of lithotripter entities               --         (66,742)             --            --          (66,742)
  Purchases of equipment and leasehold
     improvements                                 --         ( 1,131)         ( 1,395)          --          ( 2,526)
  Deferred payments on lithotripter
     entities                                     --         ( 3,387)             --            --          ( 3,387)
  Proceeds from sales of equipment                --             --                 6           --                6
  Contributions to subsidiaries               (57,510)           --               --         57,510             --
  Distributions from subsidiaries                 --           7,180              --        ( 7,180)            --
  Investments                                     --           1,257              --            --            1,257
  Other                                           --         (   378)             --            --          (   378)
                                         ------------     ----------       ----------      ---------      ----------

    Net cash provided by (used in)
       investing activities                   (57,510)       (63,201)        (  1,389)        50,330        (71,770)
                                         ------------     ----------       ----------      ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable
       exclusive of interest                  (12,300)       ( 1,515)        (  1,536)          --          (15,351)
  Borrowings on notes payable                  74,000            --               --            --           74,000
  Distributions to minority interest              --             --               --         (13,440)       (13,440)
  Contributions from parent                       --          57,510              --         (57,510)           --
  Exercise of stock options                       363            --               --             --             363
  Distributions to equity owners                  --             --          ( 20,620)        20,620            --
                                         ------------     ----------       ----------      ---------      ----------

     Net cash provided by (used in)
          financing activities                 62,063         55,995         ( 22,156)       (50,330)        45,572
                                         ------------     ----------       ----------      ---------      ----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                          ( 2,492)           706           17,190                        15,404

Cash and cash equivalents,
    beginning of period                         2,493          1,892              307                         4,692
                                         ------------     ----------        ---------                     ---------


Cash and cash equivalents,
    end of period                         $         1     $    2,598       $   17,497                     $  20,096
                                          ===========     ==========        =========                     =========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


($ in thousands)
                                                                  Year Ended December 31, 1995
                                         ----------------------------------------------------------------------------
                                         Prime Medical    Guarantor       Non-Guarantor   Eliminating    Consolidated
                                         Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                         --------------  ------------     ------------      -------          -----


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by (used in)
          operating activities           $    (   687)   $     7,565        $   4,020     $     --       $   10,898
                                         ------------    -----------        ---------     ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of lithotripter entities               --         (15,033)             --            --          (15,033)
  Proceeds from sale of Investment in
     American Physicians Service Group,
     Inc.                                         585          2,168              --            --            2,753
  Purchases of equipment and leasehold
     improvements                                 --         (   473)             --            --          (   473)
  Proceeds from sales of equipment                --              21              --            --               21
  Contributions to subsidiaries                (4,241)           --               --          4,241             --
  Distributions from subsidiaries                 --           2,142              --        ( 2,142)            --
  Investments                                     --             864              --            --              864
  Other                                           --         (     6)             --            --          (     6)
                                         ------------     ----------        ---------     ---------      ----------

    Net cash provided by (used in)
       investing activities                    (3,656)       (10,317)             --          2,099         (11,874)
                                         ------------     ----------        ---------     ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable
       exclusive of interest                  ( 6,751)       ( 2,319)        (    518)          --          ( 9,588)
  Borrowings on notes payable                  13,800            --               484           --           14,284
  Distributions to minority interest              --             --               --        ( 1,644)        ( 1,644)
  Contributions from parent                       --           4,241              --        ( 4,241)            --
  Exercise of stock options                        70            --               --            --               70
  Distributions to equity owners                  --             --           ( 3,786)        3,786             --
  Other                                       (   283)       (    83)             --            --          (   366)
                                         ------------     ----------        ---------     ---------      ----------

     Net cash provided by (used in)
          financing activities                  6,836          1,839          ( 3,820)      ( 2,099)          2,756
                                         ------------     ----------        ---------     ---------      ----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                            2,493         (  913)             200                         1,780

Cash and cash equivalents,
    beginning of period                           --           2,805              107                         2,912
                                         ------------     ----------        ---------                    ----------


Cash and cash equivalents,
    end of period                         $     2,493     $    1,892        $     307                     $   4,692
                                          ===========     ==========        =========                     =========

                                      A-37