Form 10-Q
period 1998-03-31
PRIME MEDICAL SERVICES INC /TX/
filed 1998-05-15
CIK 895810

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998

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

YES     x       NO
       ----         ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding at
     Title of Each Class                                    May 1, 1998
     -------------------                                    -----------
   Common Stock, $.01 par value                              19,163,267



--------------------------------------------------------------------------------

                                     PART I


                              FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
(in thousands, except per share data)                 Three Months Ended
                                                              March 31,
                                                              ---------
                                                      1998               1997
                                                      ----               ----
Fee revenue:
     Lithotripsy:
         Fee revenues                              $ 18,512           $ 19,089
         Management fees                              1,069              1,351
         Equity income                                  578                320
                                                   --------           --------
                                                     20,159             20,760
     Manufacturing                                    2,433                --
     Prostatherapy                                       83                --
     Cardiac                                            120                129
                                                   --------           --------
         Total fee revenue                           22,795             20,889

Costs and expenses:
    Cost of services and general
      and administrative expense
        Lithotripsy                                   5,409              5,798
        Manufacturing                                 1,698                --
        Prostatherapy                                   108                --
        Cardiac                                         101                 92
        Corporate                                     1,161              1,362
        Nonrecurring restructuring/
          development costs                           1,617                --
                                                      -----              -----
                                                     10,094              7,252

    Depreciation and amortization                     2,568              2,419
                                                      -----              -----
                                                     12,662              9,671
                                                     ------              -----
Operating income                                     10,133             11,218

Other income (deductions):
    Interest income                                     183                139
    Interest expense                                 (1,783)            (1,764)
    Financing costs                                  (4,982)              (360)
    Other, net                                          156                103
                                                     ------             ------

                                                     (6,426)            (1,882)
                                                     -------            -------
Income before provision for income taxes
    and minority interest                             3,707              9,336

Minority interest in consolidated income              5,032              5,530

Provision for income taxes                             (157)               930
                                                   ---------         ---------

Net income (loss)                                  $( 1,168)         $   2,876
                                                   =========         =========

Basic earnings per share:
     Net income (loss)                            $   (0.06)        $     0.15
                                                  =========         ==========

     Weighted average shares outstanding             19,313             19,218
                                                     ======             ======

Diluted earnings per share:
     Net income (loss)                              $ (0.06)        $     0.15
                                                    =======         ==========

     Weighted average shares outstanding             19,313             19,395
                                                     ======             ======

                 See notes to consolidated financial statements.
                                       -3-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

($ in thousands)

                                                    March 31,      December 31,
                                                       1998            1997
                                                       ----            ----


ASSETS

Current assets:
     Cash                                           $ 37,885         $  23,770
     Accounts receivable, less allowance
       for doubtful accounts of $602 in
       1998 and $811 in 1997                          18,656            19,387
     Other receivables                                 1,860             1,103
     Deferred income taxes                             2,096             1,506
     Prepaid expenses and other current assets         2,432             1,776
                                                    --------         ---------

          Total current assets                        62,929            47,542

Property and equipment:
     Equipment, furniture and fixtures                33,369            32,673
     Leasehold improvements                              529               531
                                                     --------         ---------

                                                      33,898            33,204

Less accumulated depreciation and
     amortization                                   ( 14,249)          (13,497)
                                                    --------         ---------
     Property and equipment, net                      19,649            19,707


Other investments                                     11,927            12,305
Goodwill, at cost, net of amortization               142,774           143,823
Other noncurrent assets                                4,414             2,449
                                                    --------         ---------
                                                    $241,693          $225,826
                                                    ========          ========













          See accompanying notes to consolidated financial statements.
                                        4

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                 (continued)

($ in thousands)


                                                   March 31,      December 31,
                                                      1998            1997
                                                      ----            ----
LIABILITIES:

Current liabilities:

  Current portion of long-term debt                $  1,011         $  11,138
  Accounts payable                                    7,659             5,386
  Accrued expenses                                   15,055            20,859
                                                   --------         ---------
     Total current liabilities                       23,725            37,383

Long-term debt, net of current portion              102,023            71,198
Deferred income taxes                                 6,461             5,809
                                                   --------         ---------
     Total liabilities                              132,209           114,390
                                                   --------         ---------
Minority interest                                    18,540            19,372

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                                      --                 --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,314,267 issued in 1998 and
  19,306,267 issued in 1997                             193               193
Capital in excess of par value                       84,098            84,050
Accumulated earnings                                  6,653             7,821
                                                   --------         ---------
     Total stockholders' equity                      90,944            92,064
                                                   --------         ---------
                                                   $241,693          $225,826
                                                   ========          ========












          See accompanying notes to consolidated financial statements.
                                       -5-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                                        Three Months Ended
                                                              March 31,
                                                              ---------
                                                    1998                  1997
                                                    ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected              $  23,103            $    21,322
  Cash paid to employees, suppliers
         of goods and others                     (14,742)                (9,166)
  Interest received                                  183                    139
  Interest paid                                   (2,295)                (2,174)
  Income taxes paid                               (3,258)                  (625)
                                               ----------           ------------
        Net cash provided by
         operating activities                      2,991                  9,496

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments on lithotripter entities acquired         --                  (10,503)
 Purchase of equipment and
         leasehold improvements                   (1,500)                 ( 216)
  Distributions from investments                     808                    557
  Purchase of investments                            --                    (129)
  Other                                             (205)                  (141)
         Net cash (used in)                      --------              ---------
         investing activities                       (897)              (10,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on notes payable                     100,025                 50,000
  Payments on notes payable,
     exclusive of interest                       (79,326)               (42,091)
  Distributions to minority interest              (8,702)               (11,040)
  Exercise of stock options                           24                    251
         Net cash provided by (used in)         --------               ---------
         financing activities                     12,021                 (2,880)

NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                              14,115                 (3,816)

Cash and cash equivalents,
     beginning of period                          23,770                 20,096
                                                --------              ---------

Cash and cash equivalents, end of period        $ 37,885            $    16,280
                                                ========            ===========









                 See notes to consolidated financial statements

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                    1998                  1997
                                                    ----                  ----
Reconciliation of net income (loss) to
  cash provided by operating activities
    Net income (loss)                         $    (1,168)            $   2,876

    Adjustments to reconcile net income
         (loss) to cash provided by
         operating activities:
            Minority interest in
               consolidated income                 5,032                  5,530
            Depreciation and amortization          2,568                  2,419
            Provision for deferred income taxes     (539)                   313
            Provision for uncollectible accounts     --                      60
            Equity in earnings of affiliates        (578)                  (320)
            Other                                     --                     38

            Changes in operating assets and
                  liabilities, net of effect of
                  purchase transactions:
                    Accounts receivable              731                    589
                    Other receivables              ( 756)                   (80)
                    Other current assets            (656)                    46
                    Accounts payable               2,273                 (1,187)
                    Accrued expenses              (3,916)                 ( 788)
                                                  ------                  - ---

                    Total adjustments              4,159                  6,620
                                                  ------                  -----

                  Net cash provided by
                    operating activities         $ 2,991               $  9,496
                                                 =======               ========


















                 See notes to consolidated financial statements
                                       -7-

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

1.       General
--       -------

     The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1997 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 1998 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

     The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

2.       Noncash Investing and Financing Activities:
--       -------------------------------------------

     In March 1998, the Company completed an offering of an aggregate $100 million of senior subordinated notes ("Notes") due 2008. The issue price of the notes was 99.50 with an 8.75% coupon. Interest is payable semiannually on April 1 and October 1, beginning October 1, 1998. The financing costs associated with this offering totaling $4,418,000 were expensed on the accompanying consolidated statements of operations. A portion of the proceeds from the offering was used to pay off the Company's $77 million of term loans under its existing credit facility.

     The Company increased its senior revolving credit facility by $50 million to $100 million. The interest rate on draws on this facility is based on LIBOR plus a margin ranging from 100 to 200 basis points. No amounts have been drawn on the revolver. Loan fees of $560,000 associated with the credit facility increase were expensed in March 1998 on the accompanying consolidated statements of operations.

     In March 1998, the Company recorded a write off of development costs totaling $1,617,000 due to the uncertainty associated with the proposed Stark II regulations issued in January 1998. These costs include development costs associated with proposed partnerships and certification of its manufacturing entity.

3.       Earnings per share:
--       -------------------

     SFAS No. 128 was adopted by the Company in 1997. The earnings per share data for the quarter ended March 31, 1997 has been restated to comply with SFAS No. 128. Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options. A reconciliation of such EPS data is as follows:

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)
                                  (continued)

3.       Earnings per share: (continued)
--       -------------------
                                                   Basic              Diluted
                                                  earnings           earnings
                                                  per share          per share
                                                  ---------          ---------
                                                       (in thousands, except
                                                          per share data)
1998
----

Net loss applicable to common stock               $   (1,168)        $ (1,168)
                                                  ==========         ========



Average number of shares outstanding                  19,313           19,313
Average stock option shares                               --              --
                                                  ----------         --------


  Shares for EPS calculation                          19,313           19,313
                                                      ======           ======

Net loss per share                                $    (0.06)        $  (0.06)
                                                  ==========         ========

1997
----

Net income applicable to common stock             $   2,876          $  2,876
                                                  =========          ========

Average number of shares outstanding                 19,218            19,218
Average stock option shares                             --                177
                                                  ---------          --------

  Shares for EPS calculation                         19,218            19,395
                                                     ======            ======

Net income per share                              $    0.15          $   0.15
                                                  =========          ========

     Unexercised stock options to purchase 1,358,000 shares of the Company's common stock as of March 31, 1998 were not included in the computation of diluted EPS because the effect would be antidilutive. Unexercised stock options to purchase 706,000 shares of the Company's common stock as of March 31, 1997 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company's common stock for such period.


4.       Condensed Financial Information Regarding Guarantor Subsidiaries:
--       -----------------------------------------------------------------

     Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor subsidiaries as of March 31, 1998 and and the periods ended March 31, 1998 and 1997 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the Notes described in Note 2 above.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)
                   Condensed Consolidated Statement of Operations


                                                                Three Months Ended March 31, 1998
                                                                ---------------------------------


                                            Prime Medical        Guarantor     Non-Guarantor       Eliminating    Consolidated
                                            Services Inc.       Subsidiaries   Subsidiaries          Entries         Total
                                            -------------       ------------   ------------          -------         -----

($ in thousands)

Fee revenue:
Lithotripsy:
     Fee revenues                           $       --          $     4,805    $    13,707         $     --       $   18,512
     Management fees                                --                  677            392               --            1,069
     Equity income                                6,656               4,308            --            (10,386)            578
Manufacturing                                       --                  --           2,433                             2,433
Prostatherapy                                       --                  --              83               --               83
Cardiac                                             --                  120            --                --              120
                                            -----------         -----------    -----------         ---------      ----------
          Total Revenues                          6,656               9,910         16,615           (10,386)         22,795
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                                    --                  472          4,937               --            5,409
     Manufacturing                                  --                  --           1,698               --            1,698
     Prostatherapy                                  --                  --             108               --              108
     Cardiac                                        --                  101            --                --              101
     Corporate                                       49               1,112            --                --            1,161
     Nonrecurring restructuring/
       development costs                          1,617                 --             --                --            1,617
                                            -----------         -----------    -----------         ---------      ----------
          Total Cost and Expenses                 1,666               1,685          6,743               --           10,094
Depreciation and amortization                         2               1,376          1,190               --            2,568
                                            -----------         -----------    -----------         ---------      ----------
Operating income                                  4,988               6,849          8,682          (10,386)          10,133
                                            -----------         -----------    -----------         ---------      ----------
Other income (deductions):
Interest income                                      13                  59            111              --               183
Interest expense                                 (1,731)                (15)           (37)             --            (1,783)
Financing costs                                  (4,978)                --              (4)             --            (4,982)
Other, net                                          --                  131             25              --               156
                                            -----------         -----------    -----------         ---------      ----------
          Total other income
             (deductions)                        (6,696)                175             95              --            (6,426)
Income before provision for income
   taxes                                         (1,708)              7,024          8,777          (10,386)           3,707
Minority interest in consolidated
   income    .                                      --                  --             --             5,032            5,032
Provision for income taxes                         (540)                368             15              --              (157)
                                            -----------         -----------    -----------         ---------      ----------
          Net income                        $    (1,168)        $     6,656    $     8,762         $(15,418)      $   (1,168)
                                            ===========         ===========    ===========         =========      ===========



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)
                   Condensed Consolidated Statement of Operations


                                                             Three Months Ended March 31, 1997
                                                             ---------------------------------


                                            Prime Medical        Guarantor     Non-Guarantor       Eliminating    Consolidated
                                            Services Inc.       Subsidiaries   Subsidiaries          Entries          Total
                                            -------------       ------------   ------------          -------          -----

($ in thousands)

Fee Revenue:
Lithotripsy:
     Fee revenues                           $       --          $     4,448    $    14,641         $     --       $   19,089
     Management fees                                --                  923            428               --            1,351
     Equity income                                5,880               3,360            --             (8,920)            320

Cardiac                                             --                  129            --                --              129
                                            -----------         -----------    -----------         ---------      ----------
Total Revenues                                    5,880               8,860         15,069            (8,920)         20,889


Cost and expenses:
Cost of services and general and
   administrative expenses
     Lithotripsy                                    --                  884          4,914               --            5,798
     Cardiac                                        --                   92            --                --               92
     Corporate                                      335               1,027            --                --            1,362
                                            -----------         -----------    -----------         ---------      ----------
     Total Cost and Expenses                        335               2,003          4,914               --            7,252

     Depreciation and amortization                    2                 913          1,504               --            2,419
                                            -----------         -----------    -----------         ---------      ----------
Operating income                                  5,543               5,944          8,651            (8,920)         11,218
                                            -----------         -----------    -----------         ---------      ----------
Other income (deductions):
Interest income                                     --                   58             81               --              139
Interest expense                                 (1,684)                (17)           (63)              --           (1,764)
Financing costs                                    (360)                --             --                --             (360)
Other, net                                          --                  185            (82)              --              103
                                            -----------         -----------    -----------         ---------      ----------
Total other income (deductions)                  (2,044)                226            (64)              --           (1,882)

Income before provision for income taxes          3,499               6,170          8,587            (8,920)          9,336

Minority interest in consolidated income            --                  --             --              5,530           5,530

Provision for income taxes                          623                 290             17               --              930
                                            -----------         -----------    -----------         ---------      ----------
Net income                                  $     2,876         $     5,880    $     8,570         $ (14,450)     $    2,876
                                            ===========         ===========    ===========         =========      ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)
                      Condensed Consolidated Balance Sheet

                                                                 March 31, 1998
                                                                 --------------

                                            Prime Medical        Guarantor     Non-Guarantor       Eliminating    Consolidated
                                            Services, Inc.      Subsidiaries   Subsidiaries          Entries          Total
                                            --------------      ------------   ------------          -------          -----
($ in thousands)

ASSETS:

Current Assets:
Cash                                        $    18,158         $     2,959    $    16,768         $     --       $   37,885
Accounts receivable, net                            --                4,443         14,213               --           18,656
Other receivables                                   544               1,956           (640)              --            1,860
Deferred income taxes                             1,369                 727            --                --            2,096
Prepaid expenses and other current assets.            8               1,013          1,411               --            2,432
                                            -----------         -----------    -----------         ---------      ----------
  Total current assets                           20,079              11,098         31,752               --           62,929
                                            -----------         -----------    -----------         ---------      ----------
Property and equipment:
Equipment, furniture and fixtures                   --                6,182         27,187               --           33,369
Leasehold improvements                              --                  490             39               --              529
Less accumulated depreciation
     and amortization                               --               (4,139)       (10,110)              --          (14,249)
                                            -----------         -----------    -----------         ---------      ----------
Property and equipment, net                         --                2,533         17,116               --           19,649
                                            -----------         -----------    -----------         ---------      ----------
Investment in subsidiaries and
     other investments                          178.680              34,307            --           (201,060)         11,927
Goodwill, at cost, net of amortization              --              142,764             10               --          142,774
Other noncurrent assets                             401               3,601            412               --            4,414
                                            -----------         -----------    -----------         ---------      ----------
    Total Assets                            $   199,160         $   194,303    $    49,290         $(201,060)     $  241,693
                                            ===========         ===========    ===========         =========      ==========

LIABILITIES:

Current Liabilities:
Current portion of long-term debt           $       --          $         3    $     1,008         $     --       $    1,011
Accounts payable                                    133               3,016          4,510               --            7,659
Accrued expenses                                  5,324               8,741            990               --           15,055
                                            -----------         -----------    -----------         ---------      ----------
 Total current liabilities                        5,457              11,760          6,508               --           23,725
                                            -----------         -----------    -----------         ---------      ----------
Long-term debt, net of current portion          100,000                 161          1,862               --          102,023
Deferred income taxes                             2,759               3,702            --                --            6,461
                                            -----------         -----------    -----------         ---------      ----------
  Total liabilities                             108,216              15,623          8,370               --          132,209
                                            -----------         -----------    -----------         ---------      ----------

Minority interest                                   --                  --             --             18,540          18,540

STOCKHOLDERS' EQUITY:

Common stock                                        193                 --             --                --              193
Capital in excess of par value                   84,098                 --             --                --           84,098
Retained earnings                                 6,653                 --             --                --            6,653
Subsidiary net equity                               --              178,680         40,920          (219,600)            --
                                            -----------         -----------    -----------         ---------      ----------
  Total stockholders' equity                     90,944             178,680         40,920          (219,600)         90,944
                                            -----------         -----------    -----------         ---------      ----------
    Total Liabilities and
    stockholders' equity                    $   199,160         $   194,303    $    49,290         $(201,060)     $  241,693
                                            ===========         ===========    ===========         =========      ==========




                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)
                 Condensed Consolidated Statement of Cash Flows


                                                                Three Months Ended March 31, 1998
                                                                --------------------------

                                            Prime Medical        Guarantor     Non-Guarantor       Eliminating    Consolidated
                                            Services, Inc.      Subsidiaries   Subsidiaries          Entries         Total
                                            --------------      ------------   ------------          -------         -----

($ in thousands)

     Net cash (used) provided by
        operating activities                $    (5,942)        $    (5,393)   $    14,326         $     --       $    2,991
                                            -----------         -----------    -----------         ---------      ----------

Cash flows from investing activities:
Purchases of equipment and leasehold
   improvements                                     --                 (304)        (1,196)              --           (1,500)
Distributions from subsidiaries                   3,058               4,720            --             (7,778)            --
Investments                                         --                  808            --                --              808
Other                                               --                  (72)          (133)              --             (205)
                                            -----------         -----------    -----------         ---------      ----------
     Net cash provided (used) by
       investing activities                       3,058               5,152         (1,329)           (7,778)           (897)

Cash flows from financing activities:
Payments on notes payable,
   exclusive of interest                        (79,000)                 (2)          (324)              --          (79,326)
Borrowings on notes payable                     100,000                 --              25               --          100,025
Distribution to minority interest                   --                  --             --             (8,702)         (8,702)
Other                                                24                 --             --                --               24
Distributions to equity owners                      --               (3,058)       (13,422)           16,480             --
                                            -----------         -----------    -----------         ---------      ----------
     Net cash provided (used) by
        financing activities                     21,024              (3,060)       (13,721)            7,778          12,021
                                            -----------         -----------    -----------         ---------      ----------
     Net increase (decrease) in cash and
        cash equivalents                         18,140              (3,301)          (724)              --           14,115
Cash and cash equivalents at beginning
   of period                                         18               6,260         17,492               --           23,770
                                            -----------         -----------    -----------         ---------      ----------
Cash and cash equivalents at end of
   period                                   $    18,158         $     2,959    $    16,768         $     --       $   37,885
                                            ===========         ===========    ===========         ======         ==========








                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)
                 Condensed Consolidated Statement of Cash Flows


                                                            Three Months Ended March 31, 1997
                                                            ---------------------------------


                                            Prime Medical         Guarantor    Non-Guarantor       Eliminating    Consolidated
                                            Services, Inc.      Subsidiaries   Subsidiaries          Entries         Total
                                            --------------      ------------   ------------          -------         -----

($ in thousands)


     Net cash (used) provided by
        operating activities                $    (3,674)        $     3,159    $    10,011         $     --       $    9,496
                                            -----------         -----------    -----------         ---------      ----------
Cash flows from investing activities:
Purchase of lithotripter entities                   --              (10,503)           --                --          (10,503)
Purchases of equipment and leasehold
   improvements                                     --                  (46)          (170)              --             (216)
Investments                                         --                  428            --                --              428
Distributions from subsidiaries                     --                4,745            --             (4,745)            --
Contributions to subsidiaries                    (3,319)                --             --              3,319             --
Other                                               --                  (47)           (94)              --             (141)
                                            -----------         -----------    -----------         ---------      ----------
     Net cash used by investing
        activities                               (3,319)             (5,423)          (264)           (1,426)        (10,432)
                                            -----------         -----------    -----------         ---------      ----------
Cash flows from financing activities:
Payments on notes payable,
   exclusive of interest                        (41,750)                (27)          (314)              --          (42,091)
Borrowings on notes payable                      50,000                 --             --                --           50,000
Distribution to minority interest                   --                  --             --            (11,040)        (11,040)
Exercise of stock option                            251                 --             --                --              251
Contributions from parent                           --                3,319            --             (3,319)            --
Distributions to equity owners                      --                  --         (15,785)           15,785             --
                                            -----------         -----------    -----------         ---------      ----------
     Net cash provided (used) by
        financing activities                      8,501               3,292        (16,099)            1,426          (2,880)
                                            -----------         -----------    -----------         ---------      ----------
     Net increase (decrease) in cash
        and cash equivalents                      1,508               1,028         (6,352)              --           (3,816)
Cash and cash equivalents at beginning
   of period                                          1               2,598         17,497               --           20,096
                                            -----------         -----------    -----------         ---------      ----------
Cash and cash equivalents at end of
   period                                   $     1,509         $     3,626    $    11,145         $     --       $   16,280
                                            ===========         ===========    ===========         ======         ==========







                     Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Results of Operations
---------------------

Revenues
--------

     Total  revenues  for the  three  months  ended  March  31,  1998  increased
$1,906,000 (9%) as compared to the same period in 1997. Revenues from manufacturing increased $2,433,000 due to the acquisition of a 75% interest in a manufacturing entity in September 1997. Revenues from lithotripter operations decreased by $601,000 (3%) primarily due to a decline in the average reimbursement per procedure. Revenues from cardiac centers decreased $9,000 primarily due to one discontinued/sold cardiac center.

Expenses
--------

     Costs and expenses (excluding depreciation and amortization) for the three months ended March 31, 1998 increased from 35% to 44% of revenues, primarily due to certain nonrecurring restructuring/development costs of $1,617,000 and the lower margins experienced by manufacturing compared to lithotripsy, and increased $2,842,000 (39%) in absolute terms, compared to the same period in 1997. Cost of services and general and administrative expenses associated with manufacturing increased $1,698,000 due to the acquisition discussed above. Costs of services associated with lithotripter operations decreased $389,000 (7%) in absolute terms and decreased from 28% to 27% of lithotripter revenues primarily due to cost containment measures enacted. Cost of services associated with cardiac centers increased $9,000 (10%). Corporate expenses decreased from 7% to 5% of revenues as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses decreased $201,000 (15%) primarily due to consolidation of functions and a reduction in the amounts due under management incentive plans which are tied to the performance of the Company.

Other Income (Deductions)
-------------------------

     Other deductions for the three months ended March 31, 1998 increased $4,544,000 compared to the same period in 1997, primarily due to financing costs totaling $4,982,000 associated with the $100 million debt offering and the $50 million increase in the senior revolving credit facility which resulted in an increase of $4,622,000 over the same period in 1997, and was partially offset by $97,000 increase in interest and other income.

Minority Interest In Consolidated Income
----------------------------------------

     Minority interest in consolidated income for the three months ended March 31, 1998 decreased $498,000 compared to the same period in 1997, primarily due to a decline in fee revenue in certain of the partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interests was $6,106,000 for the three months ended March 31, 1998 compared to $6,638,000 for the same period in 1997. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes
--------------------------

     Provision for income taxes for the three months ended March 31, 1998 decreased $1,087,000 compared to the same period in 1997 due to the loss arising from the financing and development costs written off.

Liquidity and Capital Resources
-------------------------------

     Cash was  $37,885,000  and  $23,770,000  at March 31, 1998 and December 31,
1997, respectively. Cash provided by operations for the quarter ended March 31, 1998 was $2,991,000 compared to cash provided by operations for the quarter ended March 31, 1997 in the amount of $9,496,000. The decline was primarily attributable to financing costs and development costs incurred in the quarter ended March 31, 1998.
                                      -15-

    Cash used in investing activities for the quarter ended March 31, 1998 was $897,000 compared to cash used in investing activities for the quarter ended March 31, 1997 in the amount of $10,432,000. The difference was attributable to acquisition of additional partnership interests of $10,503,000 in January, 1997. Cash provided by financing activities for the quarter ended March 31, 1998 was $12,021,000 which included $100,025,000 in new borrowings, which was partially offset by payments on notes payable and distributions to minority interest totaling $88,028,000. Cash used in financing activities for the quarter ended March 31, 1997 was $2,880,000 which included $53,131,000 for payments on notes payable and distributions to minority interest, which was partially offset by new borrowings totaling $50,000,000.

     In March 1998, the Company completed an offering of $100 million of senior subordinated notes due 2008 ("Notes"). A portion of the net proceeds from the offering of approximately $96 million were used to repay all of the outstanding indebtedness under the Company's bank facility, and the remainder will be used for general corporate purposes, including acquisitions. The Company increased its senior revolving credit facility by $50 million to $100 million. Advances under the revolver will be used to fund future acquisitions and to finance capital expenditure and working capital needs of the Company.

     In January 1998, the federal government published proposed regulations under the "Stark II" provisions of the Social Security Act (the "Proposed Stark Regulations"). The Company is currently evaluating its alternatives in light of the Proposed Stark Regulations. While the Proposed Stark Regulations may have a material adverse effect on the Company, the Company believes the changing regulatory environment may benefit the Company by creating new lithotripsy acquisition opportunities. The Company is reevaluating its historical model for providing lithotripsy and thermotherapy services which include physician-investors and has delayed the organization of physician partnerships that were in various stages of development.

     The Company intends to increase the number of its lithotripsy operations primarily through acquisitions. The Company believes that the fragmented nature of the lithotripsy industry, combined with the operational challenges created by increasing regulatory and business complexities, including Stark II, the Illegal Remuneration Statute and similar state laws, will provide significant lithotripsy acquisition opportunities. Where appropriate, the Company will seek to increase its ownership interest in current lithotripsy operations by purchasing interests of urologists and other investors who desire to divest due to concerns over regulatory issues, or who have a desire to realize a return on their investment or retirement. The Company intends to fund the purchase price for future acquisitions using borrowings under its senior credit facility, proceeds from the offering of the Notes and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions, where appropriate.

     The Company has announced a stock repurchase program of up to $15 million of common stock. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 159,000 shares of stock for a total of $1,864,000 as of May 1, 1998.

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

Forward-Looking Statements
--------------------------

     The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, hopes, intentions or strategies regarding the future. Readers should not place undue reliance on forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the reader should consult the Company's reports on Form 10-K and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

     The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any of such assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report on Form 10-Q will prove to be accurate.

                                     PART II


                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

   12.  Computation of ratio of earnings to fixed charges

   27.  Financial Data Schedule

(b)  Current Reports on Form 8-K

   NONE

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PRIME MEDICAL SERVICES, INC.




Date:     May 15, 1998                       By: /s/ Cheryl L. Williams
                                             --------------------------
                                             Cheryl L. Williams, Vice President
                                               and Chief Financial Officer