Form 10-Q
period 1998-06-30
PRIME MEDICAL SERVICES INC /TX/
filed 1998-08-14
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998

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

YES     X         NO
     ------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                                Number of Shares Outstanding at
      Title of Each Class                                 July 31, 1998
   Common Stock, $.01 par value                            18,508,267

                                     PART I


                              FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
($ in thousands, except per share data)

                                                           Three Months Ended                 Six Months Ended
                                                                  June  30,                          June 30,
                                                       1998              1997              1998              1997
                                                      -----             ------            ------            -----
Fee revenue:
     Lithotripsy:
          Fee revenues                               $21,028            $20,643           $39,540          $39,732
          Management fees                              1,289              1,794             2,358            3,145
          Equity income                                  672                661             1,250              981
                                                     --------           -------           -------         --------
                                                      22,989             23,098            43,148           43,858

     Manufacturing                                     1,728               --               4,161             --
     Prostatherapy                                       224               --                 307             --
     Cardiac                                              88                122               208             251
                                                     --------           --------          -------         --------
                                                      25,029             23,220            47,824           44,109
                                                     --------           --------          -------         --------
Costs and expenses:
     Cost of services and general
          and administrative expense
          Lithotripsy                                  5,989              6,526            11,398           12,324
          Manufacturing                                1,459               --               3,157             --
          Prostatherapy                                  161               --                 269             --
          Cardiac                                         47                 70               148              162
          Corporate                                    1,266              1,476             2,427            2,838
          Nonrecurring restructuring/
            development costs                            --                --               1,617             --
                                                     --------           --------          -------          -------
                                                       8,922              8,072            19,016           15,324

    Depreciation and amortization                      2,605              2,399             5,173            4,817
                                                     --------           --------          -------          -------
                                                      11,527             10,471            24,189           20,141
                                                     --------           --------          -------          -------

Operating income                                      13,502             12,749            23,635           23,968

Other income (deductions):
         Interest and dividends                          403                156               586              295
         Interest expense                             (2,331)            (1,979)           (4,114)          (3,743)
         Financing costs                                 --                --              (4,982)            (360)
         Other, net                                      176                 50               332              153
                                                     --------           --------          -------          -------
                                                      (1,752)            (1,773)           (8,178)          (3,655)
                                                     --------           --------          -------          -------

Income before provision for income taxes
    and minority interest                             11,750             10,976            15,457           20,313

Minority interest in consolidated income               6,001              6,135            11,033           11,666

Provision for income taxes                             2,232              1,171             2,075            2,101
                                                    ---------           --------          -------          -------

Net income                                          $  3,517            $ 3,670           $ 2,349          $ 6,546
                                                    =========           ========          =======          =======

Basic earnings per share:
     Net income                                     $   0.18            $  0.19           $  0.12          $  0.34
                                                    ========            ========          =======          =======

     Weighted average shares outstanding              19,088             19,277            19,200           19,248
                                                    ========            ========          =======          =======

Diluted earnings per share:
     Net income                                     $   0.18            $  0.19           $  0.12          $  0.34
                                                    =========           ========          ========         =======

     Weighted average shares outstanding              19,223             19,427            19,344           19,411
                                                    ========            ========          =======          =======

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

($ in thousands)

                                                                                        June 30,       December 31,
                                                                                        1998            1997
                                                                                      (Unaudited)
ASSETS

Current assets:
     Cash                                                                               $ 31,758         $  23,770
     Accounts receivable, less allowance
       for doubtful accounts of $642 in
       1998 and $811 in 1997                                                              20,499            19,387
     Other receivables                                                                     1,529             1,103
     Deferred income taxes                                                                 1,909             1,506
     Prepaid expenses and other current assets                                             3,072             1,776
                                                                                      ----------    --------------

          Total current assets                                                            58,767            47,542

Property and equipment:
     Equipment, furniture and fixtures                                                    33,760            32,673
     Leasehold improvements                                                                  607               531
                                                                                     -----------      ------------

                                                                                          34,367            33,204

Less accumulated depreciation and
     amortization                                                                       ( 15,613)          (13,497)
                                                                                        --------       -----------

     Property and equipment, net                                                          18,754            19,707


Other investments                                                                         11,509            12,305
Goodwill, at cost, net of amortization                                                   141,789           143,823
Other noncurrent assets                                                                    3,727             2,449
                                                                                      ----------       -----------

                                                                                        $234,546          $225,826
                                                                                        ========          ========















          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


($ in thousands)

                                                                                        June 30,       December 31,
                                                                                         1998            1997
LIABILITIES:                                                                          (Unaudited)

Current liabilities:

  Current portion of long-term debt                                                   $    1,090        $   11,138
  Accounts payable                                                                         8,064             5,386
  Accrued expenses                                                                         8,744            20,859
                                                                                      ----------        ----------

     Total current liabilities                                                            17,898            37,383

Long-term debt, net of current portion                                                   101,173            71,198
Deferred income taxes                                                                      6,976             5,809
                                                                                      ----------        ----------
     Total liabilities                                                                   126,047           114,390

Minority interest                                                                         20,101            19,372

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                                                                          --                 --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,322,267 issued in 1998 and
  19,306,267 issued in 1997                                                                  193               193
Capital in excess of par value                                                            84,160            84,050
Accumulated earnings                                                                      10,171             7,821
Treasury stock, at cost, 576,600 shares                                                   (6,126)               --
                                                                                      ----------    --------------

     Total stockholders' equity                                                           88,398            92,064
                                                                                       ---------        ----------

                                                                                        $234,546          $225,826
                                                                                        ========          ========










          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)

                                                                                   Six  Months Ended June 30,
                                                                                     1998                  1997
                                                                                     ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected                                                 $  45,792              $  43,135
  Cash paid to employees, suppliers
         of goods and others                                                        (24,695)               (16,366)
  Interest received                                                                     586                    293
  Interest paid                                                                      (2,409)                (3,754)
  Income taxes paid                                                                  (6,312)                  (415)
                                                                                 -----------          ------------
         Net cash provided by
         operating activities                                                        12,962                 22,893
                                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of lithotripter operations                                                   --                 (13,980)
  Purchase of equipment and
         leasehold improvements                                                      (2,068)                  (474)
  Distributions from investments                                                      1,843                  1,051
  Purchase of investments                                                              (107)                  (129)
  Other                                                                                 540                   (112)
                                                                                 ----------            ------------
         Net cash provided by (used in)
         investing activities                                                           208                (13,644)
                                                                                  ---------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                                       100,025                 50,010
  Payments on notes payable, exclusive of interest                                  (80,098)               (45,148)
  Distributions to minority interest                                                (19,053)               (20,779)
  Purchase of treasury stock                                                         (6,126)                 --
  Exercise of stock options                                                              70                    280
                                                                                -----------          -------------
         Net cash (used in)
         financing activities                                                        (5,182)               (15,637)
                                                                                  ---------           -------------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                             7,988                 (6,388)

Cash and cash equivalents,  beginning of period                                      23,770                 20,096
                                                                                ------------           -----------

Cash and cash equivalents, end of period                                         $   31,758             $   13,708
                                                                                 ==========             ==========









           See accompanying notes to consolidated financial statements

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                                                                    Six  Months Ended June 30,
                                                                                     1998                  1997
                                                                                     ----                  ----
Reconciliation of net income to
  cash provided by operating activities
    Net income                                                                   $    2,349             $    6,546

    Adjustments  to  reconcile   net  income  to  cash   provided  by  operating
         activities:
            Minority interest in consolidated income                                 11,033                 11,666
            Depreciation and amortization                                             5,173                  4,817
            Provision (benefit) for deferred income taxes                              (766)                   667
            Provision for uncollectible accounts                                        --                     107
            Equity in earnings of affiliates                                         (1,250)                  (980)
            Other                                                                       --                      39

            Changes in  operating  assets  and  liabilities,  net of  effect  of purchase transactions:
                    Accounts receivable                                             ( 1,113)                  (263)
                    Other receivables                                                  (426)                   419
                    Other current assets                                             (1,296)                  (142)
                    Accounts payable                                                  2,677                   (927)
                    Accrued expenses                                                 (3,419)                   944
                                                                                ------------            ----------

                    Total adjustments                                                10,613                 16,347
                                                                                 ----------             ----------

                  Net cash provided by
                    operating activities                                         $   12,962             $   22,893
                                                                                 ==========             ==========
















           See accompanying notes to consolidated financial statements

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

1.       General
--       -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1997 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 1998 and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

2.       Financing Activities and Charge to Operations:
--       ----------------------------------------------

In March 1998, the Company completed an offering of an aggregate $100 million of senior subordinated notes (the "Notes") due 2008. The issue price of the notes was 99.50 with an 8.75% coupon. Interest is payable semiannually on April 1 and October 1, beginning October 1, 1998. The financing costs associated with this offering totaling $4,418,000 were expensed on the accompanying consolidated statements of income. A portion of the proceeds from the offering were used to pay off the Company's $77 million of term loans under its existing credit facility.

The Company increased its senior revolving credit facility by $50 million to $100 million. The interest rate on draws on this facility is based on LIBOR plus a margin ranging from 100 to 200 basis points. No amounts have been drawn on the revolver. Loan fees of $560,000 associated with the credit facility increase were expensed in March 1998 on the accompanying consolidated statements of income.

In March 1998, the Company recorded a write off of development costs totaling $1,617,000 due to the uncertainty associated with the proposed Stark II regulations issued in January 1998. These costs include development costs associated with partnerships and certification of its manufacturing entity.

3.       Earnings Per Share:
--       -------------------

SFAS No. 128 was adopted by the Company in 1997. The earnings per share data for the six months and quarter ended June 30, 1997 has been restated to comply with SFAS No. 128. Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options. A reconciliation of such EPS data is as follows:

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)
                                   (continued)

Six Months Ended June 30:
                                                                                       Basic              Diluted
                                                                                      earnings            earnings
                                                                                      per share          per share
                                                                                      ---------          ---------
                                                                                            (in thousands,
                                                                                        except per share data)
1998

Net income applicable to common stock                                                  $   2,349          $ 2,349
                                                                                       =========          =======



Average number of shares outstanding                                                     19,200            19,200
Average stock option shares                                                                --                 144
                                                                                    ------------      -----------


  Shares for EPS  calculation                                                            19,200            19,344
                                                                                      =========         =========

Net income per share                                                                 $     0.12         $    0.12
                                                                                     ==========         =========

1997

Net income applicable to common stock                                                $    6,546         $   6,546
                                                                                     ==========         =========

Average number of shares outstanding                                                     19,248            19,248
Average stock option shares                                                                --                 163
                                                                                  -------------        ----------


  Shares for EPS calculation                                                             19,248            19,411
                                                                                      =========         =========

Net income per share                                                                 $     0.34        $     0.34
                                                                                     ==========        ==========

Unexercised stock options to purchase 1,229,000 shares of the Company's common stock as of June 30, 1998 were not included in the computation of diluted EPS because the effect would be antidilutive. Unexercised stock options to purchase 756,000 shares of the Company's common stock as of June 30, 1997 were not included in the computation of diluted EPS because the effect would be antidilutive.

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)
(continued)

Quarter Ended June 30:

                                                                                       Basic              Diluted
                                                                                      earnings           earnings
                                                                                      per share          per share
                                                                                      ---------          ---------
                                                                                              (in thousands,
                                                                                          except per share data)
1998

Net income applicable to common stock                                                  $   3,517          $ 3,517
                                                                                       =========          =======



Average number of shares outstanding                                                     19,088            19,088
Average stock option shares                                                                --                 135
                                                                                    ------------      -----------


  Shares for EPS  calculation                                                            19,088            19,223
                                                                                      =========         =========

Net income per share                                                                 $     0.18         $    0.18
                                                                                     ==========         =========

1997

Net income applicable to common stock                                                 $    3,670        $   3,670
                                                                                      ==========        =========

Average number of shares outstanding                                                     19,277            19,277
Average stock option shares                                                                --                 150
                                                                                     ----------        ----------


  Shares for EPS calculation                                                             19,277            19,427
                                                                                      =========         =========

Net income per share                                                                 $     0.19        $     0.19
                                                                                     ==========        ==========

Unexercised stock options to purchase 1,446,000 shares of the Company's common stock as of June 30, 1998 were not included in the computation of diluted EPS because the effect would be antidilutive. Unexercised stock options to purchase 756,000 shares of the Company's common stock as of June 30, 1997 were not included in the computation of diluted EPS because the effect would be antidilutive.

4.       Condensed Financial Information Regarding Guarantor Subsidiaries:
--       -----------------------------------------------------------------

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries as of and for the periods ended June 30, 1998 and 1997 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the Notes described in Note 2 above.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)
                   Condensed Consolidating Statement of Income


                                                 Six Months Ended June 30, 1998


($ in thousands)

                                         Prime Medical  Guarantor   Non-Guarantor Eliminating  Consolidated
                                         Services Inc. Subsidiaries Subsidiaries    Entries       Total



Fee revenue:
Lithotripsy:
     Fee revenues                        $     --      $10,602       $28,938      $    --      $ 39,540
     Management fees                           --        1,367           991           --         2,358
     Equity income                          14,062       8,972            --       (21,784)       1,250
Manufacturing                                  --          --          4,161           --         4,161
Prostatherapy                                  --          --            307           --           307
Cardiac                                        --          208            --           --           208
                                         ---------     ---------     ----------   ----------    --------
                                            14,062      21,149        34,397       (21,784)      47,824
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                              --         1,692         9,706           --        11,398
        Manufacturing                         --           --          3,157           --         3,157
        Prostatherapy                         --           --            269           --           269
     Cardiac                                  --           148           --            --           148
     Corporate                                 75        2,352           --            --         2,427
        Nonrecurring restructuring /
          development costs                 1,617          --            --            --         1,617
                                          -------      -------        -------      -------      -------

                                            1,692        4,192        13,132           --        19,016
Depreciation and amortization                   3        2,620         2,550           --         5,173
                                           ------      -------        ------       -------      -------


Operating income                           12,367       14,337        18,715       (21,784)      23,635
                                           ------      -------        ------       -------      -------
Other income (deductions):
Interest income                               253          125           208           --           586
Interest expense                           (3,992)          (3)         (119)          --        (4,114)
Financing costs                            (4,982)         --            --            --        (4,982)
Other, net                                      3          328             1           --           332
                                           ------      -------        ------       -------      -------
          Total other income
             (deductions)                  (8,718)         450            90           --        (8,178)

Income before provision for income
   taxes and minority interest              3,649       14,787        18,805       (21,784)      15,457
Minority interest in consolidated
   income                                     --           --            --         11,033       11,033
Provision for income taxes                  1,300          725            50          --          2,075
                                           ------      -------        ------       -------     --------
          Net income                      $ 2,349      $14,062        $18,755     $(32,817)    $  2,349
                                          =======      =======        =======     ========     ========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                   Condensed Consolidating Statement of Income


                                                 Six Months Ended June 30, 1997

($ in thousands)

                                              Prime Medical  Guarantor    Non-Guarantor Eliminating Consolidated
                                               Services Inc. Subsidiaries Subsidiaries    Entries      Total
                                              -------------  ------------ ------------  ----------- ------------




Fee Revenue:
Lithotripsy:
     Fee revenues                             $   --         $ 9,418      $  30,314     $    --     $ 39,732
     Management fees                              --           1,870          1,275          --        3,145
     Equity income                             12,393          7,811            --       (19,223)        981

Cardiac                                           --             251            --          --           251
                                              --------       -------      ---------     --------    --------
                                               12,393         19,350         31,589      (19,223)     44,109
Cost and expenses:
Cost of services and general and
   administrative expenses
     Lithotripsy                                  --           2,244         10,080          --       12,324
     Cardiac                                      --             162            --           --          162
     Corporate                                    480          2,358            --           --        2,838
                                              --------       -------      ---------     --------    --------
                                                  480          4,764         10,080          --       15,324

     Depreciation and amortization                  3          1,737          3,077          --        4,817
                                              --------       -------      ---------     --------    --------

Operating income                               11,910         12,849         18,432      (19,223)     23,968
                                              --------       -------      ---------     --------    --------

Other income (deductions):
Interest income                                   --             125            170          --          295
Interest expense                               (3,501)          (105)          (137)         --       (3,743)
Financing costs                                  (360)           --             --           --         (360)
Other, net                                        --              83             70          --          153
                                              --------       -------      ---------     --------    --------

Total other income (deductions)                (3,861)           103            103          --       (3,655)

Income before provision for income
   taxes and minority interest                  8,049         12,952         18,535      (19,223)     20,313

Minority interest in consolidated income          --             --             --        11,666      11,666

Provision for income taxes                      1,503            559            39           --        2,101
                                              -------        -------      ---------     --------    --------
Net income                                    $ 6,546        $12,393        $18,496     $(30,889)   $  6,546
                                              =======        =======      =========     ========    ========



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)
                   Condensed Consolidating Statement of Income


                                         Three Months Ended June 30, 1998


($ in thousands)

                                         Prime Medical  Guarantor   Non-Guarantor Eliminating  Consolidated
                                         Services Inc. Subsidiaries Subsidiaries    Entries       Total



Fee revenue:
Lithotripsy:
     Fee revenues                        $     --      $  5,797     $  15,231     $    --       $ 21,028
     Management fees                           --           690           599          --          1,289
     Equity income                           7,406        4,664           --       (11,398)          672
Manufacturing                                  --           --          1,728          --          1,728
Prostatherapy                                  --           --            224          --            224
Cardiac                                        --            88           --           --             88
                                         ---------     --------     ---------     --------      --------
                                             7,406       11,239        17,782      (11,398)       25,029
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                               --         1,220         4,769          --          5,989
     Manufacturing                             --           --          1,459          --          1,459
     Prostatherapy                             --           --            161          --            161
     Cardiac                                   --            47           --           --             47
     Corporate                                  26        1,240           --           --          1,266
                                         ---------     --------     ---------     --------      --------


                                                26        2,507         6,389          --          8,922
Depreciation and amortization                    1        1,244         1,360          --          2,605
                                         ---------     --------     ---------     --------      --------
Operating income                             7,379        7,488        10,033      (11,398)       13,502
                                         ---------     --------     ---------     --------      --------
Other income (deductions):
Interest income                                240           66            97          --            403
Interest expense                            (2,265)          12           (78)         --         (2,331)
Other, net                                       3          197           (24)         --            176
                                         ---------     --------     ---------     --------      --------
          Total other income
             (deductions)                   (2,022)         275            (5)         --         (1,752)

Income before provision for income
   taxes and minority interest               5,357        7,763        10,028      (11,398)       11,750
Minority interest in consolidated
   income                                      --           --            --         6,001         6,001
Provision for income taxes                   1,840          357            35          --          2,232
                                         ---------     --------     ---------     --------      --------
          Net income                     $   3,517     $  7,406     $   9,993     $(17,399)     $  3,517
                                         =========     ========     =========     ========      ========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)
                   Condensed Consolidating Statement of Income


                                              Three Months Ended June 30, 1997

($ in thousands)
                                              Prime Medical  Guarantor   Non-Guarantor Eliminating Consolidated
                                              Services Inc. Subsidiaries Subsidiaries    Entries      Total
                                              ------------- ------------ ------------- ----------- ------------




Fee Revenue:
Lithotripsy:
     Fee revenues                             $      --     $  4,970      $  15,673     $    --     $  20,643
     Management fees                                 --          947            847          --         1,794
     Equity income                                 6,513       4,451            --       (10,303)         661

Cardiac                                              --          122            --           --           122
                                              ----------    --------      ---------     --------    ---------
                                                   6,513      10,490         16,520      (10,303)      23,220
Cost and expenses:
Cost of services and general and
   administrative expenses
     Lithotripsy                                     --        1,360          5,166          --         6,526
     Cardiac                                         --           70            --           --            70
     Corporate                                       145       1,331            --           --         1,476
                                              ----------    --------      ---------     --------    ---------
                                                     145       2,761          5,166          --         8,072

     Depreciation and amortization                     1         824          1,574          --         2,399
                                              ----------    --------      ---------     --------    ---------

Operating income                                   6,367       6,905          9,780      (10,303)      12,749
                                              ----------    --------      ---------     --------    ---------
Other income (deductions):
Interest income                                      --           67             89          --           156
Interest expense                                  (1,817)        (88)           (74)         --        (1,979)

Other, net                                           --         (102)           152          --            50
                                              ----------    --------      ---------     --------    ---------

Total other income (deductions)                   (1,817)       (123)           167          --        (1,773)

Income before provision for income
   taxes and minority interest                     4,550       6,782          9,947      (10,303)      10,976

Minority interest in consolidated income             --          --             --         6,135        6,135

Provision for income taxes                           880         269             22           --        1,171
                                              ----------    --------      ---------     --------    ---------
Net income                                    $    3,670    $  6,513      $   9,925    $ (16,438)     $ 3,670
                                              ==========    ========      =========    =========    =========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                   (Unaudited)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                      Condensed Consolidating Balance Sheet


             ($ in thousands)                              June 30, 1998
                                                           --------------

                                           Prime Medical     Guarantor    Non-Guarantor Eliminating   Consolidated
                                           Services, Inc.  Subsidiaries   Subsidiaries   Entries         Total
                                           --------------  ------------   ------------  -----------   ------------



ASSETS:

Current Assets:
Cash                                       $  19,688       $    5,509     $   6,561     $     --       $ 31,758
Accounts receivable, net                         --             4,843        15,656           --         20,499
Other receivables                                539              990           --            --          1,529
Deferred income taxes                          1,182              727           --            --          1,909
Prepaid expenses and other current assets        --               916         2,156           --          3,072
                                           ---------       ----------     ---------     ---------      --------
  Total current assets                        21,409           12,985        24,373           --         58,767
                                           ---------       ----------     ---------     ---------      --------

Property and equipment:
Equipment, furniture and fixtures                --             5,846        27,914           --         33,760
Leasehold improvements                           --               491           116           --            607

Less accumulated depreciation and amortization   --            (4,291)      (11,322)          --        (15,613)
                                           ---------       ----------     ---------     ---------      --------

Property and equipment, net                      --             2,046        16,708           --         18,754
                                           ---------       ----------     ---------     ---------      --------
Investment in subsidiaries and other
 investments                                 172,973           26,402           --       (187,866)       11,509
Goodwill, at cost, net of amortization           --           141,789           --            --        141,789
Other noncurrent assets                        2,379            1,051           297           --          3,727
                                           ---------       ----------     ---------     ---------      --------
    Total Assets                           $ 196,761       $  184,273     $  41,378     $(187,866)     $234,546
                                           =========       ==========     =========    ==========      ========


LIABILITIES:

Current Liabilities:
Current portion of long-term debt          $     --        $     --       $   1,090     $     --       $  1,090
Accounts payable                                 (39)          4,934          3,169           --          8,064
Accrued expenses                               5,128           2,608          1,008           --          8,744
                                           ---------       ----------     ---------     ---------      --------
  Total current liabilities                    5,089           7,542          5,267           --         17,898
                                           ---------       ----------     ---------     ---------      --------
Long-term debt, net of current portion       100,000             162          1,011           --        101,173
Deferred income taxes                          3,274           3,702            --            --          6,976
                                           ---------       ----------     ---------     ---------      --------
  Total liabilities                          108,363          11,406          6,278           --        126,047
                                           ---------       ----------     ---------     ---------      --------
Minority interest                                --              --             --         20,101        20,101


STOCKHOLDERS' EQUITY:

Common stock                                     193             --             --            --            193
Capital in excess of par value                84,160             --             --            --         84,160
Retained earnings                             10,171             --             --            --         10,171
Treasury stock                                (6,126)            --             --            --         (6,126)
Subsidiary net equity                            --          172,867         35,100      (207,967)          --
                                           ---------       ----------     ---------     ---------      --------
  Total stockholders' equity                  88,398         172,867         35,100      (207,967)       88,398
                                           ---------       ----------     ---------     ---------      --------
    Total Liabilities and
     stockholders' equity                  $ 196,761       $ 184,273      $  41,378     $(187,866)     $234,546
                                           =========       =========      =========     =========      ========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)
                 Condensed Consolidating Statement of Cash Flows


                                               Six Months Ended June 30, 1998
 ($ in thousands)

                                             Prime Medical  Guarantor    Non-Guarantor Eliminating Consolidated
                                             Services, Inc. Subsidiaries Subsidiaries    Entries      Total
                                             -------------- ------------ ------------- ----------- ------------



     Net cash (used) provided by
        operating activities                 $    (11,580)  $   2,891    $   21,651    $     --    $  12,962
                                             ------------   ---------    ----------    ---------   ---------

Cash flows from investing activities:
Purchases of equipment and leasehold
   improvements                                       --         (606)       (1,462)         --       (2,068)
Distributions from subsidiaries                    16,277      11,149           --       (27,426)        --
Investments                                          (107)      1,843           --           --        1,736
Other                                                 136         254           150          --          540
                                             ------------   ---------    ----------    ---------   ---------
     Net cash provided (used) by
               investing activities                16,306      12,640        (1,312)     (27,426)        208

Cash flows from financing activities:
Payments on notes payable, exclusive of           (79,000)         (5)       (1,093)         --      (80,098)
interest
Borrowings on notes payable                       100,000         --             25          --      100,025
Distribution to minority interest                     --          --            --       (19,053)    (19,053)
Purchase of treasury stock                         (6,126)        --            --           --       (6,126)
Other                                                  70         --            --           --           70
Distributions to equity owners                        --      (16,277)      (30,202)      46,479         --
                                             ------------   ---------    ----------    ---------   ---------
     Net cash provided (used) by
        financing activities                       14,944     (16,282)      (31,270)      27,426      (5,182)
                                             ------------   ---------    ----------    ---------   ---------
     Net increase (decrease) in cash and
        cash equivalents                           19,670        (751)      (10,931)         --        7,988
Cash and cash equivalents at beginning
   of period                                           18       6,260        17,492          --       23,770
                                             ------------   ---------    ----------    ---------   ---------
Cash and cash equivalents at end of
   period                                    $     19,688   $   5,509    $    6,561    $     --    $  31,758
                                             ============   =========    ==========    =========   =========



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)
                 Condensed Consolidating Statement of Cash Flows


                                             Six Months Ended June 30, 1997
($ in thousands)

                                            Prime Medical   Guarantor    Non-Guarantor   Eliminating    Consolidated
                                            Services, Inc. Subsidiaries  Subsidiaries      Entries          Total
                                            -------------- ------------  -------------   -----------    ------------


     Net cash (used) provided by
        operating activities                $   (4,732)    $   6,488     $   21,137      $     --       $   22,893
                                            ----------     ---------     ----------      ---------      ----------
Cash flows from investing activities:
Purchase of lithotripter entities                  --        (13,980)           --             --          (13,980)
Purchases of equipment and leasehold
   improvements                                    --            (77)          (397)           --             (474)
Investments                                        --            922            --             --              922
Distributions from subsidiaries                    --         10,442            --         (10,442)            --
Contributions to subsidiaries                   (1,797)          --             --           1,797             --
Other                                              --            (39)           (73)           --             (112)
                                            ----------     ---------     ----------      ---------      ----------
     Net cash used by investing
        activities                              (1,797)       (2,732)          (470)        (8,645)        (13,644)
                                            ----------     ---------     ----------      ---------      ----------
Cash flows from financing activities:
Payments on notes payable, exclusive of        (43,750)         (587)          (811)           --          (45,148)
interest
Borrowings on notes payable                     50,000           --              10            --           50,010
Distribution to minority interest                  --            --             --         (20,779)        (20,779)
Exercise of stock option                           280           --             --             --              280
Contributions from parent                          --          1,797            --          (1,797)            --
Distributions to equity owners                     --            --         (31,221)        31,221             --
                                            ----------     ---------     ----------      ---------      ----------
     Net cash provided (used) by
        financing activities                     6,530         1,210        (32,022)         8,645         (15,637)
                                            ----------     ---------     ----------      ---------      ----------
     Net increase (decrease) in cash
        and cash equivalents                         1         4,966        (11,355)           --           (6,388)
Cash and cash equivalents at beginning
   of period                                         1         2,598         17,497            --           20,096
                                            ----------     ---------     ----------      ---------      ----------
Cash and cash equivalents at end of
   period                                   $        2     $   7,564     $    6,142      $     --       $   13,708
                                            ==========    ==========     ==========      =========      ==========



                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations



Results of Operations

Revenues
--------

For the six months ended June 30, 1998, total revenues increased $3,715,000 (8%) as compared to the same period in 1997. Revenues from manufacturing increased $4,161,000 due to the acquisition of a 75% interest in a manufacturing entity in September 1997. Revenues from lithotripter operations decreased by $710,000 (2%) primarily due to a decline in management fees earned for managing a fixed site in California which has experienced a reduction in revenues, and a decline in the average reimbursement per procedure. Revenues from cardiac centers decreased $43,000 primarily due to two sold cardiac centers.

For the three months ended June 30, 1998, total revenues increased $1,809,000 (8%) as compared to the same period in 1997. Revenues from manufacturing increased $1,728,000 due to the acquisition of a 75% interest in a manufacturing entity in September 1997. Revenues from lithotripter operations decreased by $109,000 (less than 1%) primarily due to a decline in management fees as stated above. Revenues from cardiac centers decreased $34,000 primarily due to two sold cardiac centers.

Expenses
--------

For the six months ended June 30, 1998, costs and expenses (excluding depreciation and amortization) increased from 35% to 40% of revenues or
$3,692,000 (24%) in absolute terms, primarily due to certain nonrecurring restructuring/development costs of $1,617,000 and the lower margins experienced by manufacturing compared to lithotripsy. Cost of services and general and administrative expenses associated with manufacturing increased $3,157,000 due to the acquisition discussed above. Cost of services associated with lithotripter operations decreased $926,000 (8%) in absolute terms and decreased from 28% to 26% of lithotripter revenues primarily due to cost containment measures enacted. Cost of services associated with cardiac centers decreased $14,000 (9%) primarily due to two sold cardiac centers. Corporate expenses decreased from 6% to 5% of revenues as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses decreased $411,000 (14%) primarily due to consolidation of functions and a reduction in the amounts due under management incentive plans tied to the performance of the Company.

For the three months ended June 30, 1998, costs and expenses (excluding depreciation and amortization) increased from 35% to 36% of revenues, primarily due to the lower margins experienced by manufacturing compared to lithotripsy, and increased $850,000 (11%) in absolute terms, compared to the same period in 1997. Cost of services and general and administrative expenses associated with manufacturing increased $1,459,000 due to the acquisition discussed above. Cost of services associated with lithotripter operations decreased $537,000 (8%) in absolute terms and decreased from 28% to 26% of lithotripter revenues primarily due to cost containment measures enacted. Cost of services associated with cardiac centers decreased $23,000 (33%) primarily due to two sold cardiac centers. Corporate expenses decreased from 6% to 5% of revenues as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses decreased $210,000 (14%) primarily due to consolidation of functions and a reduction in the amounts due under management incentive plans tied to the performance of the Company.

Other Income (Deductions)
-------------------------

For the six months ended June 30, 1998, other deductions increased $4,523,000 compared to the same period in 1997, primarily due to financing costs totaling $4,982,000 associated with the $100 million debt offering and the $50 million increase in the senior revolving credit facility. Interest expense increased $371,000 (10%) due to the higher principal balances in 1998 related to the $100 million debt offering, which closed in March 1998. The increases in expense discussed above were partially offset by a $470,000 increase in interest and other income resulting from higher cash balances and a gain of $166,000 from the sale of 46,000 shares of American Physicians Service Group, Inc. common stock.

For the three months ended June 30, 1998, other deductions decreased $21,000 compared to the same period in 1997, primarily due to an increase of $352,000 in interest expense due to the higher principal balances in 1998 related to the $100 million debt offering, which closed in March 1998, and was offset by a $373,000 increase in interest and other income resulting from higher cash balances and a gain of $166,000 from the sale of 46,000 shares of American Physicians Service Group, Inc. common stock.

Minority Interest In Consolidated Income
----------------------------------------

Minority interest in consolidated income for the six months ended June 30, 1998 decreased $633,000 compared to the same period in 1997, primarily due to a decline in fee revenue in certain of the partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interests was $12,546,000 for the six months ended June 30, 1998 compared to $13,104,000 for the same period in 1997. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Minority interest in consolidated income for the three months ended June 30, 1998 decreased $134,000 compared to the same period in 1997, primarily due to a decline in fee revenue in certain of the partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interests was $6,440,000 for the three months ended June 30, 1998 compared to $6,467,000 for the same period in 1997. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes
--------------------------

Income tax expense for the six months ended June 30, 1998 decreased $26,000 compared to the same period in 1997 due primarily to the reduction in pre-tax earnings in 1998 offset in part by the 1997 provision including the effect of a reduction in the Company's valuation allowance related to its net operating loss carryforwards.

Income tax expense for the three months ended June 30, 1998 increased $1,061,000 compared to the same period in 1997 due to the Company's Federal income tax rate increasing to 34% in 1998, as compared to 18% for the same period in 1997, as the Company reduced the valuation allowance related to its net operating loss carry forwards during 1997.

Liquidity and Capital Resources
-------------------------------

Cash was  $31,758,000  and  $23,770,000  at June 30, 1998 and December 31, 1997,
respectively. Cash provided by operations for the six months ended June 30, 1998 was $12,962,000 compared to cash provided by operations for the six months ended June 30, 1997 in the amount of $22,893,000. The decline was primarily attributable to financing costs and development costs incurred in the quarter ended March 31, 1998 and an increase in income taxes paid.

Cash provided by investing activities for the six months ended June 30, 1998 was $208,000 compared to cash used in investing activities for the six months ended June 30, 1997 in the amount of $13,644,000. In 1997, the Company used $13,980,000 to purchase (1) additional interests in 10 partnerships, (2) 100% of the stock of a company that operates two lithotripsy units and (3) a 38.25% interest in a lithotripter operation that operates one lithotripter.

Cash used in financing activities for the six months ended June 30, 1998 was $5,182,000, primarily due to distributions to minority interests of $19,053,000 and purchase of treasury stock of $6,126,000 offset by new borrowings of $100,025,000 less payments on notes payable of $80,098,000. Cash used in financing activities for the six months ended June 30, 1997 was $15,637,000, primarily due to distributions to minority interests of $20,779,000 offset by new borrowings of $50,010,000 less payments on notes payable of $45,148,000.

In March 1998, the Company completed an offering of $100 million of senior subordinated notes due 2008 (the "Notes") to qualified institutional buyers. A portion of the net proceeds from the offering of approximately $96 million were used to repay all of the outstanding indebtedness under the Company's bank facility, and the remainder will be used for general corporate purposes, including acquisitions. In April 1998, the Company increased its senior revolving credit facility by $50 million to $100 million. Advances under the revolver will be used to fund future acquisitions and to finance capital expenditure and working capital needs of the Company. As of July 31, 1998, the Company had no outstanding indebtedness under its senior revolving credit facility.

In January 1998, the federal government published proposed regulations under the "Stark II" provisions of the Social Security Act (the "Proposed Stark Regulations"). The Company is currently evaluating its alternatives in light of the Proposed Stark Regulations. While the Proposed Stark Regulations may have a material adverse effect on the Company, the Company believes the changing regulatory environment may benefit the Company by creating new lithotripsy acquisition opportunities. The Company is reevaluating its historical model for providing lithotripsy and thermotherapy services through operations which include physician-investors and has delayed the organization of physician partnerships that were in various stages of development.

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

The Company has announced a stock repurchase program of up to $15.0 million of common stock. From time to time, the Company may purchase shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 814,000 shares of stock for a total of $8,330,000 as of July 31, 1998.

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

New Accounting Pronouncements
-----------------------------

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

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which the Company is required to adopt for fiscal years beginning after December 15, 1998. SOP 98-1 establishes guidance on the capitalization or expensing of the costs of computer software developed or obtained for internal use. The Company does not expect this statement to have a material impact on the its financial statements.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, which the Company is required to adopt for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company does not expect this statement to have a material impact on the its financial statements.

Impact of Year 2000
-------------------

The "Year 2000 " issue refers to the phenomenon whereby computer programs, having been written using two digits rather than four to define the applicable year, may erroneously recognize a date using "00" as the year 1900 rather than the year 2000. This error could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company is in the process of reviewing its mission critical data processing systems, as part of strategic initiatives to improve the systems and accomodate growth. This review may result in upgrading or replacing some of its existing systems. As part of this process, the Company is ensuring that these new systems are Year 2000 compliant.

To a degree, the Company relies on outside software vendors, suppliers and customers for its operations. The Company is initiating formal communications with these outside entities to determine the extent to which the Company's upgraded systems are vulnerable to Year 2000 issues. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 will not pose significant operational problems for its systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project, although not formally assessed at this time, is not expected to be material and is being funded through operating cash flows.

Forward-Looking Statements
--------------------------

   The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, hopes, intentions or strategies regarding the future. Readers should not place undue reliance on forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the reader should consult the Company's reports on Form 10-K and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

   The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, regulatory, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any of such assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report on Form 10-Q will prove to be accurate.

                                     PART II


                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

   On June 10, 1998 an annual meeting of the shareholders of the Company was held to consider and vote on the two proposals described below. Proxies for this meeting were solicited pursuant to Regulation 14 under the Act.

   1) Election of eight directors to the board of directors;

   The nominees for director were:
     Paul Butrus, William E. Foree,M.D., Joseph Jenkins,M.D.,J.D., Irwin Katz, J.A. McEntire IV, William A. Searles, Kenneth S. Shifrin, and Michael J. Spalding, M.D.

   All nominees were elected.  The voting was as follows:

   Nominee                          Votes For    Votes Against  Votes Withheld
   -------                          ---------    -------------  --------------
   Paul Butrus                      16,371,452        --               167,670
   William E. Foree, M.D.           16,434,031        --               105,091
   Joseph Jenkins, M.D., J.D.       16,434,034        --               105,088
   Irwin Katz                       16,434,034        --               105,088
   J.A. McEntire IV                 16,434,034        --               105,088
   William A. Searles               16,434,034        --               105,088
   Kenneth S. Shifrin               16,434,034        --               105,088
   Michael J. Spalding, M.D.        16,434,034        --               105,088

    2) Amendment to the Company's 1993 Stock Option Plan increasing the aggregate number of shares that may to be issued thereunder by 750,000.

    There were 15,606,787 affirmative votes, 738,845 negative votes and  56,117 abstentions with respect to this proposal.

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

(a)   Exhibits.
   10.1 Indenture Agreement dated March 27, 1998 between Prime Medical Services, Inc. and State Street Bank and Trust Company of Missouri, N.A.
   12.   Computation of ratio of earnings to fixed charges
   27.   Financial Data Schedule

(b)  Current Reports on Form 8-K

   None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                    PRIME MEDICAL SERVICES, INC.



Date:  August 14, 1998
                                                    By: /s/ Cheryl Williams
                                                    ---------------------------
                                                    Cheryl Williams
                                                    Chief Financial Officer