Form 10-Q
period 1998-09-30
PRIME MEDICAL SERVICES INC /TX/
filed 1998-11-13
CIK 895810

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                                       to


                         Commission File Number: 0-22392

                                   ----------
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

Indicate by check mark whether the registrant (1) has filed all reports
-----------------------------------------------------------------------
required to be filed by Section 13 or 15(d) of the Securities Exchange Act
--------------------------------------------------------------------------
of 1934 during the preceding 12 months (or for such shorter period that the
---------------------------------------------------------------------------
registrant was required to file such reports), and (2) has been subject to
--------------------------------------------------------------------------
such filing requirements for the past 90 days.
----------------------------------------------

YES     X         NO
     --------        ----------


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                Number of Shares Outstanding at
      Title of Each Class                              October  31, 1998
      --------------------                           --------------------
   Common Stock, $.01 par value                           17,880,067

                                     PART I


                              FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
($ in thousands, except per share data)

                                                        Three Months Ended         Nine Months Ended
                                                           September  30,                    September  30,
                                                           --------------                    --------------
                                                    1998            1997         1998              1997
                                                    ----            ----         ----              ----
Fee revenue:
     Lithotripsy:
          Fee revenues                            $23,053        $23,429        $62,598        $63,161
          Management fees                           1,444          1,702          3,797          4,847
          Equity income                               727            695          1,977          1,676
                                                      ---            ---          -----          -----
                                                   25,224         25,826         68,372         69,684

     Manufacturing                                  3,313            401          7,474            401
     Prostatherapy                                    344            --             651            --
     Cardiac and other                                 55            134            263            385
                                                   ------         ------         ------         ------
                                                   28,936         26,361         76,760         70,470
                                                   ------         ------         ------         ------
Costs and expenses:
     Cost of services and general
     and administrative expense
          Lithotripsy                               6,282          6,461         17,456         18,785
          Manufacturing                             2,993            345          6,150            345
          Prostatherapy                               259            --             528            --
          Cardiac and other                            49            196            197            358
          Corporate                                 1,328          1,375          3,979          4,213
          Nonrecurring restructuring/
             development costs                        --             --           1,617            --
                                                   ------          -----         ------         ------
                                                   10,911          8,377         29,927         23,701

     Depreciation and amortization                  2,567          2,464          7,740          7,282
                                                    -----          -----          -----          -----
                                                   13,478         10,841         37,667         30,983
                                                   ------         ------         ------         ------

Operating income                                   15,458         15,520         39,093         39,487

Other income (deductions):
     Interest and dividends                           564            212          1,150            507
     Interest expense                              (2,312)        (1,859)        (6,426)        (5,602)
     Financing costs                                  --             --          (4,982)          (360)
     Other, net                                      (147)           (82)           185             71
                                                     ----            ---            ---             --
                                                   (1,895)        (1,729)       (10,073)        (5,384)
                                                   ------         ------        -------         ------

Income before provision for income taxes
    and minority interest                          13,563         13,791         29,020         34,103

Minority interest in consolidated income            7,036          7,345         18,069         19,010

Provision for income taxes                          2,586          1,926          4,661          4,027
                                                    -----          -----          -----          -----

Net income                                        $ 3,941        $ 4,520        $ 6,290        $11,066
                                                  =======        =======        =======        =======

Basic earnings per share:
     Net income                                   $  0.21        $  0.23        $  0.33        $  0.57
                                                  =======        =======        =======        =======

     Weighted average shares outstanding           18,437         19,299         18,943         19,265
                                                   ======         ======         ======         ======

Diluted earnings per share:
     Net income                                   $  0.21        $  0.23        $  0.33        $  0.57
                                                  =======        =======        =======        =======

     Weighted average shares outstanding           18,561         19,483         19,084         19,458
                                                   ======         ======         ======         ======

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

($ in thousands)


                                                   September 30,   December 31,
                                                       1998           1997
                                                       ----           ----
                                                   (Unaudited)
ASSETS

Current assets:
     Cash                                              $ 32,563      $  23,770
     Accounts receivable, less allowance
       for doubtful accounts of $658 in
       1998 and $811 in 1997                             21,419         19,387
     Other receivables                                    2,295          1,103
     Deferred income taxes                                2,367          1,506
     Prepaid expenses and other current assets            2,798          1,776
                                                          -----          -----

          Total current assets                           61,442         47,542

Property and equipment:
     Equipment, furniture and fixtures                   34,079         32,673
     Real estate and leasehold improvements               1,991            531
                                                          -----            ---
                                                         36,070         33,204

Less accumulated depreciation and
     amortization                                      ( 17,026)       (13,497)
                                                       --------        -------

     Property and equipment, net                         19,044         19,707


Other investments                                        11,715         12,305
Goodwill, at cost, net of amortization                  140,778        143,823
Other noncurrent assets                                   1,462          1,517
                                                          -----          -----

                                                       $234,441       $224,894
                                                       ========       ========



















          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


($ in thousands)


                                                   September 30,   December 31,
                                                       1998           1997
                                                       ----           ----
LIABILITIES:                                        (Unaudited)

Current liabilities:

  Current portion of long-term debt                    $    924      $  11,138
  Accounts payable                                        9,877          5,386
  Accrued expenses                                        9,870         20,859
                                                          -----         ------

     Total current liabilities                           20,671         37,383

Long-term debt, net of current portion                  101,045         71,198
Deferred income taxes                                     4,953          4,877
                                                          -----          -----
     Total liabilities                                  126,669        113,458

Minority interest                                        21,148         19,372

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                                          --             --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,322,267 issued in 1998 and
  19,306,267 issued in 1997                                 193            193
Capital in excess of par value                           84,225         84,050
Accumulated earnings                                     14,111          7,821
Treasury stock, at cost, 1,260,200 shares               (11,905)           --
                                                        -------         ------

     Total stockholders' equity                          86,624         92,064
                                                         ------         ------

                                                       $234,441       $224,894
                                                       ========       ========















          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)

                                                 Nine Months Ended September 30,
                                                       1998            1997
                                                       ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected                  $     72,755    $    67,273
  Cash paid to employees, suppliers
         of goods, and others                           (33,919)       (23,900)
  Interest received                                       1,150            502
  Interest paid                                          (7,001)        (5,666)
  Income taxes paid                                      (5,676)          (499)
                                                         ------         ------
         Net cash provided by
         operating activities                            27,309         37,710
                                                         ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of lithotripter operations                       --         (15,335)
  Purchase of equipment and
         leasehold improvements                          (3,643)        (1,667)
  Distributions from investments                          2,336          1,798
  Purchase of investments                                  (408)          (311)
  Other                                                     293           (192)
                                                         ------         ------
         Net cash (used in)
         investing activities                            (1,422)       (15,707)
                                                         ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                           100,025         50,959
  Payments on notes payable, exclusive of interest      (80,392)       (47,696)
  Distributions to minority interest                    (24,892)       (27,728)
  Purchase of treasury stock                            (11,905)           --
  Contributions by minority interest                        --             815
  Exercise of stock options                                  70            343
                                                        -------        -------
         Net cash (used in)
         financing activities                           (17,094)       (23,307)
                                                        -------        -------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                 8,793         (1,304)

Cash and cash equivalents, beginning of period          23,770         20,096
                                                         ------         ------

Cash and cash equivalents, end of period             $   32,563      $  18,792
                                                     ==========      =========











           See accompanying notes to consolidated financial statements

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                                Nine Months Ended September 30,
                                                       1998             1997
                                                       ----             ----
Reconciliation of net income to
  cash provided by operating activities
    Net income                                     $    6,290      $    11,066

    Adjustments to reconcile net income
         to cash provided by
         operating activities:
            Minority interest in consolidated income   18,069           19,010
            Depreciation and amortization               7,740            7,282
            Provision (benefit) for
               deferred income taxes                     (785)             882
            Provision for uncollectible accounts          --               362
            Equity in earnings of affiliates           (1,977)          (1,701)
            Other                                          20               66

            Changes in operating assets and
                  liabilities, net of effect of
                  purchase transactions:
                    Accounts receivable               ( 2,032)          (1,975)
                    Other receivables                  (1,192)             217
                    Other current assets               (1,022)            (320)
                    Accounts payable                    4,491             (691)
                    Accrued expenses                   (2,293)           3,512
                                                       ------            -----

                    Total adjustments                  21,019           26,644
                                                       ------           ------

                  Net cash provided by
                    operating activities           $   27,309       $   37,710
                                                   ==========       ==========






















           See accompanying notes to consolidated financial statements

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

1.       General:
--       -------


The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1997 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 1998 and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

3.       Earnings Per Share:
--       -------------------

SFAS No. 128 was adopted by the Company in 1997. The earnings per share data for the nine months and quarter ended September 30, 1997 has been restated to comply with SFAS No. 128. Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options. A reconciliation of such EPS data is as follows:

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)
                                   (continued)


Nine Months Ended September 30:
                                                    Basic           Diluted
                                                   earnings        earnings
                                                   per share       per share
                                                   ---------       ---------
                                                          (in thousands,
                                                      except per share data)
1998
----

Net income applicable to common stock              $   6,290       $   6,290
                                                   =========       =========

Average number of shares outstanding                  18,943          18,943
Average stock option shares                              --              141
                                                   ---------       ---------


  Shares for EPS  calculation                         18,943          19,084
                                                      ======          ======

Net income per share                               $    0.33       $    0.33
                                                   =========       =========

1997
----

Net income applicable to common stock              $ 11,066        $  11,066
                                                   ========        =========

Average number of shares outstanding                 19,265           19,265
Average stock option shares                             --               193
                                                   --------        ---------

  Shares for EPS calculation                         19,265           19,458
                                                   ========        =========

Net income per share                               $   0.57        $    0.57
                                                   ========        =========

Unexercised stock options to purchase 1,397,000 shares of the Company's common stock as of September 30, 1998 were not included in the computation of diluted EPS because the effect would be antidilutive. Unexercised stock options to purchase 736,500 shares of the Company's common stock as of September 30, 1997 were not included in the computation of diluted EPS because the effect would be antidilutive.

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)
(continued)

Quarter Ended September 30:
                                                    Basic           Diluted
                                                   earnings        earnings
                                                   per share       per share
                                                   ---------       ---------

                                                          (in thousands,
                                                       except per share data)
1998

Net income applicable to common stock              $   3,941       $   3,941
                                                   =========       =========



Average number of shares outstanding                  18,437          18,437
Average stock option shares                              --              124
                                                   ---------       ---------

  Shares for EPS  calculation                         18,437          18,561
                                                   =========       =========

Net income per share                               $    0.21       $    0.21
                                                   =========       =========

1997

Net income applicable to common stock              $   4,520       $   4,520
                                                   =========       =========

Average number of shares outstanding                  19,299          19,299
Average stock option shares                              --              184
                                                   ---------       ---------

  Shares for EPS calculation                          19,299          19,483
                                                   =========       =========
Net income per share                               $    0.23       $    0.23
                                                   =========       =========

Unexercised stock options to purchase 1,386,000 shares of the Company's common stock as of September 30, 1998 were not included in the computation of diluted EPS because the effect would be antidilutive. Unexercised stock options to purchase 705,500 shares of the Company's common stock as of September 30, 1997 were not included in the computation of diluted EPS because the effect would be antidilutive.

4.       Condensed Financial Information Regarding Guarantor Subsidiaries:
--       -----------------------------------------------------------------

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries as of and for the periods ended September 30, 1998 and 1997 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the Notes described in Note 2 above.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                   Condensed Consolidating Statement of Income


                                           Nine Months Ended September 30, 1998
                                           ------------------------------------


            ($ in thousands)

                                         Prime Medical  Guarantor     Non-Guarantor  Eliminating    Consolidated
                                         Services Inc. Subsidiaries   Subsidiaries     Entries         Total
                                         ------------- ------------   ------------     -------         -----



Fee revenue:
Lithotripsy:
     Fee revenues                       $      --      $   16,473     $   46,125     $     --       $   62,598
     Management fees                           --           2,139          1,658           --            3,797
     Equity income                          22,375         14,478            --         (34,876)         1,977
Manufacturing                                  --             --           7,474           --            7,474
Prostatherapy                                  --             --             651           --              651
Cardiac                                        --             263            --            --              263
                                        ----------     ----------     ----------     ----------     ----------
                                            22,375         33,353         55,908        (34,876)        76,760
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                               --           2,604         14,852           --           17,456
     Manufacturing                             --             --           6,150           --            6,150
     Prostatherapy                             --             --             528           --              528
     Cardiac                                   --             197            --            --              197
     Corporate                                 149          3,830            --            --            3,979
     Nonrecurring restructuring /
        development costs                    1,617            --             --            --            1,617
                                        ----------     ----------     ----------     ----------     ----------
                                             1,766          6,631         21,530           --           29,927
Depreciation and amortization                    5          3,877          3,858           --            7,740
                                        ----------     ----------     ----------     ----------     ----------
Operating income                            20,604         22,845         30,520        (34,876)        39,093
                                        ----------     ----------     ----------     ----------     ----------
Other income (deductions):
Interest income                                507            359            284           --            1,150
Interest expense                            (6,259)            (5)          (162)          --           (6,426)
Financing costs                             (4,982)           --             --            --           (4,982)
Other, net                                    (135)           319              1           --              185
                                        ----------     ----------     ----------     ----------     ----------
  Total other income(deductions)           (10,869)           673            123           --          (10,073)

Income before provision for income
   taxes and minority interest               9,735         23,518         30,643        (34,876)        29,020
Minority interest in consolidated
   income                                      --             --             --          18,069         18,069
Provision for income taxes                   3,445          1,143             73           --            4,661
                                        ----------     ----------     ----------     ----------     ----------
          Net income                    $    6,290     $   22,375     $   30,570     $  (52,945)    $    6,290
                                        ==========     ==========     ==========     ==========     ==========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                   Condensed Consolidating Statement of Income


                                         Nine Months Ended September 30, 1997
                                         ------------------------------------
($ in thousands)

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.  Subsidiaries   Subsidiaries     Entries          Total
                                        -------------- ------------   -------------  -----------    ------------


Fee Revenue:
Lithotripsy:
     Fee revenues                       $      --      $   15,329     $   47,832     $      --       $  63,161
     Management fees                           --           2,940          1,907            --           4,847
     Equity income                          20,017         12,952            --         (31,293)         1,676
Manufacturing                                  --             --             401            --             401
Cardiac and other                              --             385            --             --             385
                                        ----------     ----------     ----------     ----------     ----------
                                            20,017         31,606         50,140        (31,293)        70,470
Cost and expenses:
Cost of services and general and
   administrative expenses
     Lithotripsy                               --           3,584         15,201            --          18,785
     Manufacturing                             --             --             345            --             345
     Cardiac and other                         --             358            --             --             358
     Corporate                                 525          3,688            --             --           4,213
                                        ----------     ----------     ----------     ----------     ----------
                                               525          7,630         15,546            --          23,701

Depreciation and amortization                    5          2,827          4,450            --           7,282
                                        ----------     ----------     ----------     ----------     ----------
Operating income                            19,487         21,149         30,144        (31,293)        39,487
                                        ----------     ----------     ----------     ----------     ----------
Other income (deductions):
Interest income                                --             217            290            --             507
Interest expense                            (5,370)           (44)          (188)           --          (5,602)
Financing costs                                --            (360)           --             --            (360)
Other, net                                     --             (34)           105            --              71
                                        ----------     ----------     ----------     ----------     ----------
Total other income (deductions)             (5,370)          (221)           207            --          (5,384)

Income before provision for income
   taxes and minority interest              14,117         20,928         30,351        (31,293)        34,103

Minority interest in consolidated income       --             --             --          19,010         19,010

Provision for income taxes                   3,051            911             65            --           4,027
                                        ----------     ----------     ----------     ----------     ----------
Net income                              $   11,066     $   20,017        $30,286     $  (50,303)    $   11,066
                                        ==========     ==========        =======     ==========     ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                   Condensed Consolidating Statement of Income


                                          Three Months Ended September 30, 1998
                                          -------------------------------------


($ in thousands)

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.  Subsidiaries   Subsidiaries     Entries          Total
                                        -------------- ------------   -------------  -----------    ------------

Fee revenue:
Lithotripsy:
     Fee revenues                       $      --      $    5,866     $   17,187     $      --      $   23,053
     Management fees                           --             777            667            --           1,444
     Equity income                           8,312          5,506            --         (13,091)           727
Manufacturing                                  --             --           3,313            --           3,313
Prostatherapy                                  --             --             344            --             344
Cardiac                                        --              55            --             --              55
                                        ----------     ----------     ----------     ----------     ----------
                                             8,312         12,204         21,511        (13,091)        28,936
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                               --           1,136          5,146            --           6,282
     Manufacturing                             --             --           2,993            --           2,993
     Prostatherapy                             --             --             259            --             259
     Cardiac                                   --              49            --             --              49
     Corporate                                  74          1,254            --             --           1,328
                                         ----------     ----------     ----------     ----------     ----------
                                                74          2,439          8,398            --          10,911
Depreciation and amortization                    2          1,257          1,308            --           2,567
                                        ----------     ----------     ----------     ----------     ----------
Operating income                             8,236          8,508         11,805        (13,091)        15,458

Other income (deductions):
Interest income                                254            233             77            --             564
Interest expense                            (2,267)            (2)           (43)           --          (2,312)
Other, net                                    (138)            (9)           --             --            (147)
                                        ----------     ----------     ----------     ----------     ----------
   Total other income (deductions)          (2,151)           222             34            --          (1,895)

Income before provision for income
   taxes and minority interest               6,085          8,730         11,839        (13,091)        13,563
Minority interest in consolidated
   income                                      --             --             --           7,036          7,036
Provision for income taxes                   2,144            418             24            --           2,586
                                        ----------     ----------     ----------     ----------     ----------
          Net income                    $    3,941     $    8,312     $   11,815     $  (20,127)      $  3,941
                                        ==========     ==========     ==========     ==========       ========



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                   Condensed Consolidating Statement of Income


                                       Three Months Ended September 30, 1997

($ in thousands)

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.  Subsidiaries   Subsidiaries     Entries          Total
                                        -------------- ------------   -------------  -----------    ------------
Fee Revenue:
Lithotripsy:
     Fee revenues                       $      --      $    5,912     $   17,517     $      --      $   23,429
     Management fees                           --           1,071            631            --           1,702
     Equity income                           7,983          5,138            --         (12,426)           695

Manufacturing                                  --             --             401            --             401
Cardiac                                        --             134            --             --             134
                                        ----------     ----------     ----------     ----------     ----------
                                             7,983         12,255         18,549        (12,426)        26,361
Cost and expenses:
Cost of services and general and
   administrative expenses
     Lithotripsy                               --           1,340          5,121            --           6,461
     Manufacturing                             --             --             345            --             345
     Cardiac                                   --             196            --             --             196
     Corporate                                  44          1,331            --             --           1,375
                                        ----------     ----------     ----------     ----------     ----------
                                                44          2,867          5,466            --           8,377

Depreciation and amortization                    1          1,089          1,374            --           2,464
                                        ----------     ----------     ----------     ----------     ----------
Operating income                             7,938          8,299         11,709        (12,426)        15,520
                                        ----------     ----------     ----------     ----------     ----------
Other income (deductions):
Interest income                                --              92            120            --             212
Interest expense                            (1,871)            62            (50)           --          (1,859)
Other, net                                     --            (117)            35            --             (82)
                                        ----------     ----------     ----------     ----------     ----------
Total other income (deductions)             (1,871)            37            105            --          (1,729)

Income before provision for income
   taxes and minority interest               6,067          8,336         11,814        (12,426)        13,791

Minority interest in consolidated income       --             --             --           7,345          7,345

Provision for income taxes                   1,547            353             26            --           1,926
                                        ----------     ----------     ----------     ----------     ----------
Net income                              $    4,520     $    7,983     $   11,788     $  (19,771)    $    4,520
                                        ==========     ==========     ==========     ==========     ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                   (Unaudited)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                      Condensed Consolidating Balance Sheet


($ in thousands)                                     September 30, 1998

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.  Subsidiaries   Subsidiaries     Entries          Total
                                        -------------- ------------   -------------  -----------    ------------
ASSETS:

Current Assets:
Cash                                    $   17,101     $    7,477      $   7,985     $      --      $   32,563
Accounts receivable, net                       --           4,613         16,806            --          21,419
Other receivables                              --           2,295            --             --           2,295
Deferred income taxes                        1,640            727            --             --           2,367
Prepaid expenses and other current assets      --             882          1,916            --           2,798
                                        ----------     ----------     ----------     ----------     ----------
  Total current assets                      18,741         15,994         26,707            --          61,442

Property and equipment:
Equipment, furniture and fixtures              --           5,764         28,315            --          34,079
Real estate and leasehold improvements         --             491          1,500            --           1,991
                                        ----------     ----------     ----------     ----------     ----------
Less accumulated depreciation
     and amortization                          --          (4,404)       (12,622)           --         (17,026)
                                        ----------     ----------     ----------     ----------     ----------
Property and equipment, net                    --           1,851         17,193            --          19,044
                                        ----------     ----------     ----------     ----------     ----------
Investment in subsidiaries and other
 investments                               173,882         26,103            --        (188,270)        11,715
Goodwill, at cost, net of amortization         --         140,778            --             --         140,778
Other noncurrent assets                        321            850            291            --           1,462
                                        ----------     ----------     ----------     ----------     ----------
    Total Assets                        $  192,944     $  185,576     $   44,191     $ (188,270)    $  234,441
                                        ==========     ==========     ==========     ==========     ==========


LIABILITIES:
Current Liabilities:
Current portion of long-term debt       $      --      $      --      $      924     $      --      $      924
Accounts payable                                14          4,492          5,371            --           9,877
Accrued expenses                             4,839          3,823          1,208            --           9,870
                                        ----------     ----------     ----------     ----------     ----------
  Total current liabilities                  4,853          8,315          7,503            --          20,671

Long-term debt, net of current portion     100,000            162            883            --         101,045
Deferred income taxes                        1,467          3,486            --             --           4,953
                                        ----------     ----------     ----------     ----------     ----------
  Total liabilities                        106,320         11,963          8,386            --         126,669

Minority interest                              --             --             --          21,148         21,148

STOCKHOLDERS' EQUITY:
Common stock                                   193            --             --             --             193
Capital in excess of par value              84,225            --             --             --          84,225
Retained earnings                           14,111            --             --             --          14,111
Treasury stock                             (11,905)           --             --             --         (11,905)
Subsidiary net equity                          --         173,613         35,805       (209,418)           --
                                        ----------     ----------     ----------     ----------     ----------
  Total stockholders' equity                86,624        173,613         35,805       (209,418)        86,624
                                        ----------     ----------     ----------     ----------     ----------
    Total Liabilities and
    stockholders' equity                $  192,944     $  185,576     $   44,191     $ (188,270)    $  234,441
                                        ==========     ==========     ==========     ==========     ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                 Condensed Consolidating Statement of Cash Flows


                                         Nine Months Ended September 30, 1998

($ in thousands)

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.  Subsidiaries   Subsidiaries     Entries          Total
                                        -------------- ------------   -------------  -----------    ------------
     Net cash (used) provided by
        operating activities            $  (15,563)    $    8,667     $   34,205     $      --      $   27,309
                                        ----------     ----------     ----------     ----------     ----------
Cash flows from investing activities:
Purchases of equipment and leasehold
   improvements                                --            (670)        (2,973)           --          (3,643)
Distributions from subsidiaries             23,846         14,638            --         (38,484)           --
Investments                                   (408)         2,336            --             --           1,928
Other                                           43             97            153            --             293
                                        ----------     ----------     ----------     ----------     ----------
     Net cash provided (used) by
               investing activities         23,481         16,401         (2,820)       (38,484)        (1,422)
                                        ----------     ----------     ----------     ----------     ----------
Cash flows from financing activities:
Payments on notes payable,
     exclusive of interest                 (79,000)            (5)        (1,387)           --         (80,392)
Borrowings on notes payable                100,000            --              25            --         100,025
Distribution to minority interest              --             --             --         (24,892)       (24,892)
Purchase of treasury stock                 (11,905)           --             --             --         (11,905)
Other                                           70            --             --             --              70
Distributions to equity owners                 --         (23,846)       (39,530)        63,376            --
                                        ----------     ----------     ----------     ----------     ----------
     Net cash provided (used) by
        financing activities                 9,165        (23,851)       (40,892)        38,484        (17,094)
                                        ----------     ----------     ----------     ----------     ----------
     Net increase (decrease) in cash and
        cash equivalents                    17,083          1,217         (9,507)           --           8,793
Cash and cash equivalents at beginning
   of period                                    18          6,260         17,492            --          23,770
                                        ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents at end of
   period                               $   17,101     $    7,477     $    7,985     $      --      $   32,563
                                        ==========     ==========     ==========     ==========     ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                 Condensed Consolidating Statement of Cash Flows


                                          Nine Months Ended September 30, 1997

($ in thousands)

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.  Subsidiaries   Subsidiaries     Entries          Total
                                        -------------- ------------   -------------  -----------    ------------


     Net cash (used) provided by
        operating activities            $   (6,142)    $   10,250     $   33,602     $      --      $   37,710
                                        ----------     ----------     ----------     ----------     ----------
Cash flows from investing activities:
Purchase of lithotripter entities              --         (15,335)           --             --         (15,335)
Purchases of equipment and leasehold
   improvements                                --            (284)        (1,383)           --          (1,667)
Distribution from investment in                --           1,798            --             --           1,798
   partnerships
Investments in partnerships                    --            (311)           --             --            (311)
Distributions from subsidiaries              1,557         15,498            --         (17,055)           --
Other                                          --            (192)           --             --            (192)
                                        ----------     ----------     ----------     ----------     ----------
     Net cash used by investing
        activities                           1,557          1,174         (1,383)       (17,055)       (15,707)

Cash flows from financing activities:
Payments on notes payable, exclusive of    (45,750)          (607)        (1,339)           --         (47,696)
  interest
Borrowings on notes payable                 50,000            --             959            --          50,959
Distribution to minority interest              --             --             --         (27,728)       (27,728)
Exercise of stock option                       343            --             --             --             343
Contributions from minority interest           --             --             815            --             815
Distributions to equity owners                 --          (1,557)       (43,226)        44,783            --
                                        ----------     ----------     ----------     ----------     ----------
     Net cash provided (used) by
        financing activities                 4,593         (2,164)       (42,791)        17,055        (23,307)
                                        ----------     ----------     ----------     ----------     ----------
     Net increase (decrease) in cash
        and cash equivalents                     8          9,260        (10,572)           --          (1,304)

Cash and cash equivalents at beginning
   of period                                     2          2,598         17,496            --          20,096
                                        ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents at end of
   period                               $       10    $    11,858        $ 6,924    $       --      $   18,792
                                        ==========    ===========        =======    ========        ==========


                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations


Results of Operations
---------------------

Revenues
--------

For the nine months ended September 30, 1998, total revenues increased $6,290,000 (9%) as compared to the same period in 1997. Revenues from manufacturing increased $7,073,000 due to the acquisition of a 75% interest in a manufacturing entity in September 1997. Revenues from lithotripter operations decreased by $1,312,000 (2%) primarily due to a decline in management fees earned for managing a fixed site in California which has experienced a reduction in revenues, and a decline in the average reimbursement per procedure. Revenues from cardiac centers decreased $122,000 primarily due to two sold cardiac centers.

For the three months ended September 30, 1998, total revenues increased $2,575,000 (10%) as compared to the same period in 1997. Revenues from manufacturing increased $2,912,000 due to the acquisition of a 75% interest in a manufacturing entity in September 1997. Revenues from lithotripter operations decreased by $602,000 (2%) primarily due to a decline in management fees and average reimbursement per procedure as stated above. Revenues from cardiac centers decreased $79,000 primarily due to two sold cardiac centers.

Expenses
--------

For the nine months ended September 30, 1998, costs and expenses (excluding depreciation and amortization) increased from 34% to 39% of revenues, or
$6,226,000 (26%) in absolute terms, primarily due to certain nonrecurring restructuring/development costs of $1,617,000 and the lower margins experienced by manufacturing compared to lithotripsy. Cost of services and general and administrative expenses associated with manufacturing increased $5,805,000 due to the acquisition discussed above. Cost of services associated with lithotripter operations decreased $1,329,000 (7%) in absolute terms and decreased from 27% to 26% of lithotripter revenues primarily due to cost containment measures enacted. Cost of services associated with cardiac centers decreased $161,000 (45%) primarily due to two sold cardiac centers. Corporate expenses decreased from 6% to 5% of revenues as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses decreased $234,000 (6%) primarily due to consolidation of functions and a reduction in the amounts due under management incentive plans tied to the performance of the Company.

For the three months ended September 30, 1998, costs and expenses (excluding depreciation and amortization) increased from 32% to 38% of revenues, primarily due to the lower margins experienced by manufacturing compared to lithotripsy, and increased $2,534,000 (30%) in absolute terms, compared to the same period in 1997. Cost of services and general and administrative expenses associated with manufacturing increased $2,648,000 due to the acquisition discussed above. Cost of services associated with lithotripter operations decreased $179,000 (3%) in absolute terms and were flat at 25% of lithotripter revenues. Cost of services associated with cardiac centers decreased $147,000 (75%) primarily due to two sold cardiac centers. Corporate expenses remained at 5% of revenues. Corporate expenses decreased $47,000 (3%) primarily due to consolidation of functions and a reduction in the amounts due under management incentive plans tied to the performance of the Company.

Other Income (Deductions)
-------------------------

For the nine months ended September 30, 1998, other deductions increased $4,689,000 compared to the same period in 1997, primarily due to financing costs totaling $4,982,000 associated with the $100 million debt offering and the $50 million increase in the senior revolving credit facility. Interest expense increased $824,000 (15%) due to the higher principal balances in 1998 related to the $100 million debt offering, which was completed in March 1998. The increases in expense discussed above were partially offset by a $643,000 increase in interest income resulting from higher cash balances and other, net increased $114,000 primarily due to a gain of $166,000 from the sale of 46,000 shares of American Physicians Service Group, Inc. common stock.

For the three months ended September 30, 1998, other deductions increased $166,000 compared to the same period in 1997, primarily due to an increase of $453,000 in interest expense due to the higher principal balances in 1998 related to the $100 million debt offering, which closed in March 1998, and due to the Company recognizing a loss related to a decline in the market value of an investment of $137,000. These items were offset by a $352,000 increase in interest income resulting from higher cash balances.

Minority Interest In Consolidated Income
----------------------------------------

Minority interest in consolidated income for the nine months ended September 30, 1998 decreased $941,000 compared to the same period in 1997, primarily due to a decline in fee revenue in certain of the partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interests was $20,398,000 for the nine months ended September 30, 1998 compared to $21,098,000 for the same period in 1997. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Minority interest in consolidated income for the three months ended September 30, 1998 decreased $309,000 compared to the same period in 1997, primarily due to a decline in fee revenue in certain of the partnerships. EBITDA attributable to minority interests was $7,852,000 for the three months ended September 30, 1998 compared to $7,994,000 for the same period in 1997. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes
--------------------------

Income tax expense for the nine months ended September 30, 1998 increased $634,000, despite the reduction in pretax earnings, compared to the same period in 1997 due primarily to the 1997 provision including the effect of a reduction in the Company's valuation allowance related to net operating loss carryforwards.

Income tax expense for the three months ended September 30, 1998 increased $660,000 compared to the same period in 1997 due to the Company's Federal income tax rate increasing to 35% in 1998, as compared to 24% for the same period in 1997, as the Company reduced the valuation allowance related to its net operating loss carry forwards during 1997.

Liquidity and Capital Resources
-------------------------------

Cash was  $32,563,000  and  $23,770,000  at September  30, 1998 and December 31,
1997, respectively. Cash provided by operations for the nine months ended September 30, 1998 was $27,309,000 compared to cash provided by operations for the nine months ended September 30, 1997 in the amount of $37,710,000. The decline was primarily attributable to financing costs and development costs incurred in the quarter ended March 31, 1998 and an increase in income taxes paid and interest paid.

Cash used in investing activities for the nine months ended September 30, 1998 was $1,422,000 compared to cash used in investing activities for the nine months ended September 30, 1997 in the amount of $15,707,000. In 1997, the Company used $15,335,000 to purchase (1) additional interests in 10 partnerships, (2) 100% of the stock of a company that operates two lithotripsy units and (3) a 38.25% interest in a lithotripter operation that operates one lithotripter.

Cash used in financing activities for the nine months ended September 30, 1998 was $17,094,000, primarily due to distributions to minority interests of $24,892,000 and purchase of treasury stock of $11,905,000 offset by new borrowings of $100,025,000 less payments on notes payable of $80,392,000. Cash used in financing activities for the nine months ended September 30, 1997 was $23,307,000, primarily due to distributions to minority interests of $27,728,000 offset by new borrowings of $50,959,000 less payments on notes payable of $47,696,000.

In March 1998, the Company completed an offering of $100 million of senior subordinated notes due 2008 (the "Notes") to qualified institutional buyers. A portion of the net proceeds from the offering of approximately $96 million were used to repay all of the outstanding indebtedness under the Company's bank facility, and the remainder will be used for general corporate purposes, including acquisitions. In April 1998, the Company increased its senior revolving credit facility by $50 million to $100 million. Advances under the revolver will be used to fund future acquisitions and to finance capital expenditure and working capital needs of the Company. As of October 31, 1998, the Company had no outstanding indebtedness under its senior revolving credit facility.

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

The Company intends to increase the number of its lithotripsy operations primarily through acquisitions. The Company believes that the fragmented nature of the lithotripsy industry, combined with the operational challenges created by increasing regulatory and business complexities, including Stark II, the Illegal Remuneration Statute and similar state laws, will provide significant lithotripsy acquisition opportunities. Where appropriate, the Company will seek to increase its ownership interest in current lithotripsy operations by purchasing interests of urologists and other investors who desire to divest due to concerns over regulatory issues, to realize a return on their investment or to retire. The Company intends to fund the purchase price for future acquisitions using borrowings under its senior credit facility, proceeds from the offering of the Notes and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions where appropriate.

-------------------------------------------

In November 1998, the Company announced an $10 million increase in its stock repurchase program from $15.0 million to $25.0 million of common stock. From time to time, the Company may purchase shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 1,465,000 shares of stock for a total of $13,494,000 as of October 31, 1998.

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

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which the Company is required to adopt for fiscal years beginning after December 15, 1998. SOP 98-1 establishes guidance on the capitalization or expensing of the costs of computer software developed or obtained for internal use. The Company does not expect this statement to have a material impact on its financial statements.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which the Company is required to adopt for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company does not expect this statement to have a material impact on its financial statements.

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


The Company is currently reviewing what effects, if any, the Year 2000 issue will have on the operations of its business.

-------------------------------
Presently, the Company's internal hardware systems include a PC Windows-based network for its accounting and office software and a UNIX-based network for its operations software. The Company is in the process of determining whether its computer hardware is Year 2000 compliant. The Company's accounting software will be updated in the fourth quarter of 1998 and the upgrade will result in the accounting software being Year 2000 compliant. The Company has obtained written notice that its operations software is Year 2000 compliant. This assessment is anticipated to be completed by the end of the first quarter of 1999.

A review of the Company's lithotripters has determined that their operation is not directly affected by the Year 2000 issue.

The Company could be adversely affected by third parties who are not Year 2000 compliant. The Company is surveying its banking relationships to determine if the banks are expected to have any negative Year 2000 issues which could impact the Company. The Company leases office space from various landlords and is currently surveying whether there are any Year 2000 issues involving electrical, gas and water service, elevators, phone systems and security systems. In addition, the Company's mobile lithotripters rely on electricity and water, in some cases provided by the hospitals and surgery centers that those lithotripters service. The Company could be adversely affected by payment delays caused by Year 2000 problems affecting reimbursements for lithotripsy services from Medicare, Medicaid or Champus programs or other third party payors. The Company plans to survey its hospital and surgery center clients to determine whether any Year 2000 issues may arise from those facilities being unable to provide electricity and water for the Company's lithotripters, or from payment delays from the Government programs or other third party payors. The Company will survey its larger customers to determine if those parties will be Year 2000 compliant in relation to their ability to process and pay bills for services rendered by the Company. The Company has surveyed its current payroll processing and third party benefits providers, who have stated that their systems are Year 2000 compliant. This assessment is anticipated to be completed by the end of the first quarter of 1999.

The worst case scenario for the Company's operations would be if the Company was unable to [1] obtain electricity for its billing and collection facility resulting in hampering the Company's ability to schedule patients, process invoices to its customers, and process collections on a timely basis, [2] obtain electricity and water for its lithotripters, such that the units would be unable to treat patients on the mobile lithotripter units and [3] receive payments from customers due to the customers' inability to process billings or loss of the Company's data by the customer. The Company will examine whether installing power generators for its billing and collection facilities and on its mobile lithotripter units is justified in light of these possibilities. With respect to those customers that may lose data or have difficulty determining the amounts due to the Company, the Company plans to generate paper copies of its billings to have available in the event a customer cannot determine the amount due the Company.

The worst case scenario for the Company's financial activities would be if the Company's bank depositories were unable to process deposits and disbursements. This would adversely affect the Company's vendors and employees. In addition, if the Company's financial offices were unable to obtain electrical power, delays in closing its books and records and preparing financial statements would be experienced, possibly affecting its regulatory reporting to the Securities and Exchange Commission and the Internal Revenue Service.

To date, the Company has not experienced significant costs associated with the Year 2000 issue and does not expect significant costs to be incurred due to correcting the Year 2000 issue. The Company is reviewing its current billing and collecting software to determine if the Company will replace it prior to the Year 2000. If the system is replaced, it is considered part of the ongoing operations of the Company and not related to the Year 2000 issue.

Forward-Looking Statements
--------------------------

All past and future written or oral statements made by the Company or its officers, directors, shareholders, agents, representatives or employees, including without limitation, those statements contained in this Report on Form 10-Q, that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, hopes, intentions or strategies regarding the future. Forward-looking statements may appear in this document or other documents, reports, press releases, and written or oral presentations made by officers of the Company to shareholders, analysts, news organizations or others. Readers should not place undue reliance on forward-looking statements. All forward-looking statements are based on information available to the Company and the declarant at the time the forward-looking statement is made, and the Company assumes no obligation to update any such forward- looking statements. It is important to note that the Company's actual results could differ materially from those described in such forward-looking statements. In addition to any risks and uncertainties specifically identified in connection with such forward-looking statements, the reader should consult the Company's reports on Form 10-K and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

Forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, regulatory, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any of such assumptions could be inaccurate and therefore, there can be no assurance that any forward-looking statements by the Company or its officers, directors, shareholders, agents, representatives or employees, including those forward-looking statements contained in this Report on Form 10-Q will prove to be accurate.

                                     PART II


                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits.
     10.1 Third Amended and Restated Loan Agreement for $100,000,000 Revolving Credit Loan dated April 20, 1998
     12.   Computation of ratio of earnings to fixed charges
     27.   Financial Data Schedule

(b)  Current Reports on Form 8-K

          None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PRIME MEDICAL SERVICES, INC.



Date: November 13, 1998                             By: /s/ Cheryl Williams
                                                        -----------------------
                                                        Cheryl Williams
                                                        Chief Financial Officer