Form 10-K
period 1998-12-31
PRIME MEDICAL SERVICES INC /TX/
filed 1999-04-01
CIK 895810

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                                _____ to _____


                         Commission File Number: 0-22392

                           -------------------------
                          PRIME MEDICAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                74-2652727
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. _____

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
             Aggregate Market Value at March 30, 1999: $130,334,000

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                                Number of Shares Outstanding at
        Title of Each Class                              March 30, 1999
        -------------------                              --------------
    Common Stock, $.01 par value                           17,234,267

                       DOCUMENTS INCORPORATED BY REFERENCE
     Selected portions of the Registrant's definitive proxy material for the 1999 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

                          PRIME MEDICAL SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                     PART I

ITEM 1.           BUSINESS.
-------           ---------

     Prime Medical Services, Inc., a Delaware corporation ("Prime" or the "Company"), is the largest provider of lithotripsy services in the United States. Lithotripsy is a non-invasive procedure for the treatment of kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. The Company has 62 lithotripters of which 55 are mobile and seven are fixed site. The Company's lithotripters performed approximately 37,000 procedures in the United States in 1998 through a network of approximately 450 hospitals and surgery centers in 34 states. In addition, the Company has over 270 contracts with managed care organizations.

     Lithotripters fragment kidney stones by use of extracorporeal shock wave lithotripsy. The Company provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Medical care is rendered by the urologists utilizing the lithotripters. Management believes that the Company has collected the industry's largest and most comprehensive lithotripsy database, containing detailed treatment and outcomes data on over 150,000 lithotripsy procedures. The Company and its associated urologists utilize this database in seeking to provide the highest quality of lithotripsy services as efficiently as possible.

     From 1992 through 1998, the Company completed 12 acquisitions involving 57 lithotripter operations and internally developed five new operations. Since 1992, the Company has substantially divested its original non-lithotripsy businesses.

     The Company has two reportable segments, the medical segment, which includes lithotripsy and prostatherapy services, and cardiac rehabilitation services, and manufacturing segment. See Note O to the consolidated financial statements for segment disclosures.

Lithotripsy Industry Overview
-----------------------------

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

Kidney Stone Treatment Methods
------------------------------

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

     Certain types of less common kidney stones may be dissolved by drugs which allow normal passage from the urinary system. Stones located in certain areas of the urinary tract may be extracted endoscopically. These procedures commonly require general or local anesthesia and can injure the involved areas of the urinary tract. Frequently, kidney stones are located where they are not accessible by an endoscopic procedure. Prior to the development of lithotripsy, stones lodged in the upper urinary tract were often treated by open surgery or percutaneous stone removal, both major operations requiring an incision to gain access to the stone. After such procedures, the patient typically spends several days in the hospital followed by a convalescence period of three to six weeks. As the technology for treating kidney stones has improved, there has been a shift from more expensive and complicated invasive procedures to safer, more cost efficient and less painful non- invasive procedures, such as lithotripsy.

Extracorporeal Shock Wave Lithotripsy
-------------------------------------

     General. The lithotripter has dramatically changed the course of kidney stone disease treatment since lithotripsy is normally performed on an outpatient basis, often without general anesthesia. Recovery times are generally only a few hours, and most patients can return to work the next day. There are three basic types of lithotripsy treatment currently available: electromagnetic, spark-gap and piezoelectric. A decision regarding which type is used in any instance may depend on several factors, among which are the treating physician's preferences, treatment times, stone location, and anesthesia considerations. The Company has 41 electromagnetic machines, 20 spark-gap machines and one piezoelectric machine.

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

Other Lines of Business:
-----------------------

Medical segment

     In October 1997, the Company began providing thermotherapy services for the treatment of benign prostatic hyperplasia (''BPH''). BPH is the non-cancerous enlargement of the prostate, a condition common in men over age 60. Thermotherapy uses microwaves to apply heat to the prostate, resulting in relief of the symptoms of BPH without damaging surrounding tissues. Thermotherapy relieves the symptoms of BPH without incurring the risks of complications often associated with surgery and more invasive procedures. The Company operates one mobile thermotherapy device servicing hospitals and surgery centers in eastern North Carolina, and a second mobile system in southern California. The Company intends to evaluate the success of its thermotherapy operations and may expand such operations in the future. The Company received approximately 1% of its revenues from thermotherapy operations in 1998.

     Prime Cardiac Rehabilitation Services, Inc. ("Prime Cardiac"), a wholly-owned subsidiary of the Company, provides non-medical management services for two cardiac rehabilitation centers, pursuant to agreements with physicians, clinics and hospitals ("Medical Providers"). The Medical Providers have absolute authority over the medical services provided at the centers, fees charged to patients and the collection practices of the facility. Prime Cardiac's fees are generally based on collected revenues of the centers. The Company has substantially reduced its cardiac rehabilitation business over the last three years, which accounted for less than 1% of the Company's total revenues for the year ended December 31, 1998.

Manufacturing segment

In September 1997, the Company, through its acquisition of a 75% interest in AK Associates, L.L.C. ("AK"), began providing manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical services providers. The Company paid $4.8 million for this interest, plus an earn-out of $1.1 million, which was paid in February 1999. The remaining 25% of AK is owned by certain members of AK management. The Company received approximately 11% of its revenues from the manufacturing segment in 1998.

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

Government Regulation and Supervision
-------------------------------------

     The Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. The Company is subject to Section 1128B of the Social Security Act (known as "the Illegal Remuneration Statute"), which imposes civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring, or arranging for the referral of, a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar government programs. The federal government has published regulations that provide exceptions or a ''safe harbor'' for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the Illegal Remuneration Statute. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the Illegal Remuneration Statute, but may be subject to greater scrutiny by enforcement agencies. The arrangements between the Company and the partnerships and other entities in which it owns an indirect interest and through which the Company provides most of its lithotripsy services (and the corresponding arrangements between such partnerships and other entities and the treating physicians who own interests therein and who use the lithotripsy facilities owned by such partnerships and other entities) could potentially be questioned under the illegal remuneration prohibition and may not fall within the protection afforded by these safe harbors. Many states also have laws similar to the Federal Illegal Remuneration Statute. While failure to fall within the safe harbors may subject the Company to scrutiny under the Illegal Remuneration Statute, such failure does not constitute a violation of the Illegal Remuneration Statute. Nevertheless, these illegal remuneration laws, as applied to activities and relationships similar to those of the Company, have been subjected to limited judicial and regulatory interpretation, and the Company has not obtained or applied for any opinion of any regulatory or judicial authority that its business operations and affiliations are in compliance with these laws. Therefore, no assurances can be given that the Company's activities will be found to be in compliance with these laws if scrutinized by such authorities.

     In addition to the Illegal Remuneration Statute, Section 1877 of the Social Security Act ("Stark II") imposes certain restrictions upon referring physicians and providers of certain designated health services under the Medicare, Medicaid and Champus Programs ("Government Programs"). Subject to certain exceptions, Stark II provides that if a physician (or a family member of a physician) has a financial relationship with an entity: (I) the physician may not make a referral to the entity for the furnishing of designated health services reimbursable under the Government Programs; and (ii) the entity may not bill Government Programs, any individual or any third-party payor for designated health services furnished pursuant to a prohibited referral under the Government Programs. The prohibitions of Stark II only apply to the treatment of Government Program patients, and have no application to services performed for non-government program patients. Entities and physicians committing an act in violation of Stark II will be required to refund amounts collected in violation of the statute and also are subject to civil money penalties and exclusion from the Government Programs. Urologists are investors in 44 of the Company's 62 lithotripsy operations, and the two Company affiliates engaged in thermotherapy services have urologist-investors (the Company lithotripsy and thermotherapy affiliates with physician-investors are referred to herein as the "Company Physician Entities").

     Many key terms in Stark II are not adequately defined and the statute is silent regarding its application to vendors, such as the Company Physician Entities, contracting ''under arrangements'' with hospitals for the provision of outpatient services. Prior to the publication of the Proposed Stark Regulations described below, the Company interpreted Stark II consistently with the informal view of the General Counsel for Health and Human Services, and concluded that the statute did not apply to its method of conducting business. Based upon a reasonable interpretation of Stark II, by referring a patient to a hospital furnishing the outpatient lithotripsy or thermotherapy services ''under arrangements'' with the Company Physician Entities, a physician investor in a Company Physician Entity is not making a referral to an entity (the hospital) in which they have an ownership interest.

     On January 9, 1998, the federal government published proposed regulations under Stark II (the "Proposed Stark Regulations"). By clarifying certain ambiguities and defining certain statutory terms, the Proposed Stark Regulations and accompanying commentary apply the physician referral prohibitions of Stark II to the Company Physician Entities' practice of contracting ''under arrangements'' with hospitals for treatment and billing of Government Program patients. Only hospitals can bill the Government Programs for lithotripsy and thermotherapy services; thus contracting under arrangements with hospitals was the way the Company Physician Entities economically participated in the treatment of Government Program patients. Absent a restructuring of traditional operations, to comply with the government's interpretation of Stark II, the physician- investors will be prohibited from referring Government Program patients to the hospitals contracting with the Company Physician Entities. The Company cannot predict when final Stark II regulations will be issued or the substance of the final regulations, but the interpretive provisions of the Proposed Stark Regulations may be viewed as the federal government's interim enforcement position until final regulations are issued. Restructuring traditional operations may reduce Company revenues and limit future growth by
(I) reducing or eliminating revenues attributable to the treatment of Government Program patients by the Company Physician Entities, (ii) reducing revenues from the treatment of non-government patients by Company Physician Entities due to physician, hospital and third-party payor anxiety and concern created by Stark II, (iii) requiring the Company Physician Entities to restructure their operations to comply with Stark II, (iv) restricting the acquisition or development of additional lithotripsy or thermotherapy operations that will both treat Government Program patients and have referring physician-investors, (v) impairing the Company's relationship with urologists and (vi) otherwise materially adversely impacting the Company.

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

     In addition, upon the occurrence of changes in the law that may adversely affect operations, the Company is required to purchase the interests of physician-investors for certain of the Company Physician Entities. These mandatory purchase obligations require the payment by the Company of a multiple of earnings similar to multiples used by the Company in pricing the original acquisition of such interests. To the extent the Company is required to purchase such interests, such purchases might cause a default under the terms of the Company's senior credit facility and senior subordinated notes, impair the Company's relationship with urologists and otherwise have a material adverse impact on the Company. Regulatory developments, such as Stark II, might also dictate that the Company purchase all the interests of its physician-investors, regardless of any contractual requirements to do so, or substantially alter its business and operations to remain in compliance with applicable laws. Accordingly, there can be no assurance that the Company will not be required to change its business practices or its investment relationships with urologists or that the Company will not experience a material adverse effect as a result of any challenge made by a federal or state regulatory agency. In addition, there can be no assurance that physician-investors who, voluntarily or otherwise, divest of their interests in Company Physician Entities will continue to refer patients at the same rate or at all.

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

Equipment
---------

     The Company purchases its lithotripter equipment and maintenance is generally provided pursuant to service contracts with the manufacturer or other service companies. The cost of a new lithotripter ranges from $400,000 to $1,000,000. For mobile lithotripsy, the Company either purchases or leases the tractor, usually for a term up to five years, and purchases the trailer or a self contained coach.

Employees
---------

     As of March 15, 1999, the Company employed approximately 310 full-time employees and approximately 38 part-time employees.

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

ITEM 2.           PROPERTIES.
-------           -----------

     The Company's principal executive office is located in Austin, Texas in an office building owned by American Physicians Service Group, Inc. ("APS"). The Company pays APS approximately $8,000 per month, which includes rental payment for approximately 5,600 square feet of office space, reception and telephone services, and certain other services and facilities. The office space lease expires in December 1999.

     The Company leases approximately 11,000 square feet of office space in Fayetteville, NC under two leases expiring in 2001. The current monthly lease amount is approximately $10,000.

     The  Company's   manufacturing   subsidiary  owns  a  building   containing
approximately 78,000 square feet of manufacturing and office space in Harvey, Illinois.




ITEM 3.           LEGAL PROCEEDINGS.
-------           ------------------

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------           ----------------------------------------------------

     NONE.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS.
------------------------------------------------------------------------------

     The following table sets forth the high and low closing prices for the Company's common stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System, for the years ended December 31, 1998 and 1997 (NASDAQ Symbol "PMSI").

         Year Ended December 31, 1998               High              Low
         ----------------------------               ----              ---

                  First Quarter                    $13.38           $ 9.88
                  Second Quarter                    12.06             8.62
                  Third Quarter                      9.06             7.00
                  Fourth Quarter                     8.00             6.88

         Year Ended December 31, 1997               High              Low
         ----------------------------               ----              ---

                  First Quarter                    $12.38           $ 9.75
                  Second Quarter                    11.81             8.94
                  Third Quarter                     14.75            10.25
                  Fourth Quarter                    14.69            11.75


     On March 15, 1999, the Company had approximately 700 holders of record of its common stock.

     The Company has not declared any cash dividends on its common stock during the last two years and has no present intention of declaring any cash dividends in the foreseeable future. In addition, the Company is not permitted by its current credit facility and terms of senior subordinated notes to declare or make any payments for dividends. It is the present policy of the Board of Directors to retain all earnings to provide funds for the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements, loan covenants and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

($ in thousands, except per share data)



                                             Years Ended December 31,
                              1998           1997           1996           1995           1994
                              ----           ----           ----           ----           ----


Revenues:

  Lithotripsy                 $ 92,053       $ 93,113       $ 71,602       $ 22,153       $ 14,843

  Other                         12,583          2,866            802          1,042          9,925

  Total                       $104,636       $ 95,979       $ 72,404       $ 23,195       $ 24,768

Income:

  Net income                  $  10,794      $ 14,856       $  8,961       $  7,204       $  4,504


Diluted earnings per share:
  Net income                     $ 0.57        $ 0.76         $ 0.49         $ 0.48         $ 0.31


Dividends per share               None          None           None           None            None


Total assets                  $241,119       $225,826       $202,534        $ 77,627       $ 53,861


Long-term obligations         $100,987       $ 71,198       $ 70,910        $ 22,323       $ 12,734

Quarterly Data
($ in thousands, except share amounts)
                               3/31       6/30       9/30       12/31
                               ----       ----       ----       -----

1998
Revenues                     $22,795      $25,029    $28,936    $27,876
Net income (loss)            ( 1,168)       3,517      3,941      4,505
Per share amounts (basic):
   Net income (loss)           (0.06)        0.18       0.21       0.25
   Weighted average shares
       outstanding            19,313       19,088     18,437     17,781
Per share amounts (diluted):
   Net income (loss)           (0.06)        0.18       0.21       0.25
   Weighted average shares
      outstanding             19,313       19,223     18,561     17,890

1997
Revenues                     $20,899      $23,220    $26,361    $25,509
Net income                     2,876        3,670      4,520      3,790
Per share amounts (basic):
   Net income                    .15          .19        .23        .20
   Weighted average shares
      outstanding             19,218       19,277     19,299     19,306
Per share amounts (diluted):
   Net income                    .15          .19        .23        .19
   Weighted average shares
      outstanding             19,395       19,435     19,483     19,496


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------           -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS.
                  ------------------------------------

Forward-Looking Statements
--------------------------

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Readers should not place undue reliance on forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward- looking statements, the reader should consult the Company's reports on Form 10-Q and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

     The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any of such assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report on Form 10-K will prove to be accurate.

Year ended December 31, 1998 compared to the year ended December 31, 1997
-------------------------------------------------------------------------

     Total revenues increased $8,657,000 (9%) as compared to the same period in 1997. Revenues from lithotripter operations decreased by $1,060,000 (1%) primarily due to a decline in average reimbursement per procedure. Manufacturing revenue increased by $8,708,000 (369%) due to the fact that the 1998 revenues were for the full year while 1997 revenues were for four months of operations. The Company acquired the trailer manufacturer in September 1997. Prostatherapy revenues rose $1,207,000 due to the fact that 1998 revenues were for the full year for one entity and a partial year for another entity, while 1997 revenues included one entity which began operations in the fourth quarter. Revenues from cardiac and other decreased $198,000 primarily due to four discontinued/sold cardiac centers.

     Costs and expenses (excluding depreciation and amortization) increased from 35% to 38% of revenues and increased $6,188,000 (19%) in absolute terms, compared  to  the  same  period  in  1997.  Cost  of  services  associated  with lithotripter operations decreased $2,707,000 (10%) in absolute terms and from 27% to 25% of lithotripter revenues. Cost of services associated with manufacturing increased $7,461,000 (428%), due to full year of operations in 1998 while 1997 costs represent four months of operations. Cost of services associated with prostatherapy increased $803,000 due to a full year of operations for the first time in 1998. Cost of services associated with cardiac centers decreased $229,000 (48%) primarily due to four discontinued/sold cardiac centers. Corporate expenses decreased from 6% to 5% of revenues as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses decreased $757,000 (13%) primarily due to a consolidation of corporate functions.

     Other deductions increased $4,635,000 primarily due to (i) the increase of $4,618,000 for the writeoff in fees paid to lenders to obtain financing, and
(ii) an increase in interest expense of $992,000 due to an increase in new borrowings in March 1998 related to the $100 million senior subordinated notes offering. The increased deductions were offset partially by an increase in interest income of $677,000.

     Minority interest in consolidated income decreased $251,000 primarily due to the decline in revenue discussed above in certain of the Company's subsidiaries. Earnings before interest, taxes, depreciation, and amortization (EBITDA) attributable to minority interests was $28,077,000 for the year ended December 31, 1998 compared to $28,591,000 for the same period in 1997. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

     Income  tax  expense  for  the  year  ended  December  31,  1998  increased
$1,582,000, despite the 12% reduction in pretax earnings, compared to the same period in 1997 as the 1997 provision included the effect of a reduction in the Company's valuation allowance related to net operating loss carryforwards.

Year ended December 31, 1997 compared to the year ended December 31, 1996
-------------------------------------------------------------------------

     For the year ended December 31, 1997, total revenues increased $23,575,000 (33%) as compared to the same period in 1996. Revenues from lithotripter operations increased by $21,511,000 (30%) primarily due to the acquisitions of
(I) one lithotripter entity that owned or managed 31 lithotripters throughout the U.S. effective May 1996, (ii) additional interests in 10 partnerships in January 1997, (iii) one company that owned two lithotripters effective June 1997 and (iv) a 38.25% interest in a lithotripter unit effective May 1997. Revenues from manufacturing were $2,358,000, related to the acquisition of the trailer manufacturer on September 1, 1997. Revenues from cardiac centers decreased $294,000 (37%) primarily due to the one sold cardiac center.

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

     Minority interest in consolidated income increased $5,498,000 primarily due to the limited partners' ownership interest associated with 21 partnerships in which Lithotripters, Inc. holds a controlling interest. The Company concluded the Lithotripters, Inc. acquisition effective May 1, 1996.

     Provision for income taxes increased $3,799,000 due to the increase in income before income taxes partially offset by the Company fully utilizing its net operating loss and other carryforwards in 1997, which resulted in a reduction in the beginning of year valuation allowance of $2,399,000.

Liquidity and Capital Resources
-------------------------------

     Cash was  $40,146,000  and  $23,770,000  at  December  31,  1998 and  1997,
respectively. Cash provided by operations was $45,551,000 for the year ended December 31, 1998 and $51,693,000 for the year ended December 31, 1997. The Company's subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the years ended December 31, 1998 and 1997, the Company's subsidiaries distributed cash of approximately $25,799,000 and $28,667,000, respectively, to minority interest holders.

     Cash used by investing activities for the year ended December 31, 1998 was $2,142,000 primarily due to $5,213,000 for the purchase of equipment and leasehold improvements, partially offset by $2,532,000 in distributions from investments. Cash used by investing activities for the year ended December 31, 1997 was $22,949,000 primarily due to expenditures of $20,217,000 associated with acquisitions and $4,546,000 for the purchase of equipment and leasehold improvements. This was partially offset by $1,690,000 in distributions from investments.

     Cash used in financing activities for the year ended December 31, 1998 was $27,033,000, primarily due to distributions to minority interests of $25,799,000, $16,439,000 of purchases of treasury stock and debt issuance costs of $4,417,000, offset by net borrowings of $19,541,000. Cash used in financing activities for the year ended December 31, 1997 was $25,070,000, which was primarily due to distributions to minority interests of $28,667,000 offset by net borrowings of $873,000 and contributions received from holders of minority interests related to new partnership formations totaling $2,381,000.

     The Company's existing credit facility is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, none of which was drawn at December 31, 1998 and March 15, 1999.

     On March 27, 1998, the Company completed an offering of $100 million of senior subordinated notes due 2008 (the "Notes") to qualified institutional buyers. The net proceeds from the offering of approximately $96 million was used to repay all outstanding indebtedness under the Company's bank facility, with the remainder to be used for general corporate purposes, including acquisitions. In connection therewith, the Company recorded a charge to earnings of approximately $4.4 million for debt issuance costs associated with the Notes. The Notes bear interest at 8.75% and interest is payable semi-annually on April 1st and October 1st. Principal is due April 2008.

     The Company is currently evaluating its alternatives in light of the Proposed Stark Regulations. While the Company believes the changing regulatory environment may benefit the Company by creating new lithotripsy acquisition opportunities, the Company is reevaluating its historical model for providing lithotripsy and thermotherapy services through operations which include physician-investors.

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

     During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 2,120,000 shares of stock for a total of $18,605,000 as of March 30, 1999.

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


Impact of Inflation
-------------------

     The assets of the Company are not significantly affected by inflation because the Company is not required to make large investments in fixed assets. However, the rate of inflation will affect certain of the Company's expenses, such as employee compensation and benefits.



Year 2000 Compliance
--------------------

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

     The Company formed a Year 2000 Committee in mid 1998. The Committee was charged with examining (1) internal hardware and software systems; (2) medical equipment (3) physical facilities;

and (4) outside suppliers, as these items relate to potential problems that could be caused by the inability to process dates beyond December 31, 1999.

     The Committee divided its task into four parts - assessment, remediation planning, implementation and testing and contingency planning. Assessment and remediation planning have been substantially completed for all four phases of the project. Implementation and testing and contingency planning are discussed below.

     Internal hardware and software systems: The Company has completed substantially all of the needed upgrades to its hardware and software systems. The remaining hardware and software upgrades/replacements are expected to be complete by June 30, 1999.

     Medical Equipment: A review of the Company's lithotripters has determined that their operation is not affected directly by the Year 2000 issue. The Company is currently reviewing the miscellaneous ancillary medical equipment to determine compliance and expects to be completed by September 30, 1999.

     Physical facilities: The Committee has evaluated its non-computer equipment and has determined that, except for its telephone system, there are no devices whose failure would materially affect the ability to carry out the business of the Company. A compliant telephone system is expected to be installed by June 30, 1999. The outside managers of the Company's office buildings have reported that all aspects of the physical facilities - elevators, fire and security systems, etc. are compliant. Their further inquiry of those supplying public utilities have produced assurances of best efforts but no guarantee of performance.

     Outside suppliers: The Company is currently inquiring about the state of Year 2000 readiness of those outside suppliers who were determined to be critical to the Company's ability to carry out its business. This survey is expected to be complete by June 30, 1999.

     Contingency planning: The Company cannot be certain that it has identified and will be successful in bringing into compliance all Year 2000 issues within its control. It can be even less certain of critical services being supplied by third parties beyond its control. Upon completion of the implementation and testing phases of the plan, the Company will formalize plans for carrying on its business in the event of unanticipated Year 2000-related failures. Presently, the Company believes that the most reasonably likely worst case scenario would be a failure of relatively short duration of basic third party services such as the power grid. With such a failure the Company's planning will be directed toward a temporary suspension of operations followed by plans for resumption and catch up operations. Due to the magnitude of the uncertainties related to Year 2000 issues, the Company is unable to fully assess the consequences of Year 2000 failures and, consequently, there could be a material adverse effect on the Company's results of operations, financial position and cash flows.

     To date, the Company has not experienced significant costs associated with the Year 2000 issue and does not expect significant costs to be incurred in order to correct the Year 2000 issue. The Company is reviewing its current billing and collecting software to determine if the Company will replace it prior to the Year 2000. If the system is replaced, it is considered part of the ongoing operations of the Company and not related to the Year 2000 issue.

ITEM 7.A          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------          -----------------------------------------------------------

Interest Rate Risk:
     The Company has long-term debt (including current portion) totaling $101,877,000, of which $100 million has a fixed rate of interest of 8.75% and $162,000 does not bear any interest. The remaining $1,715,000 bears interest at the prime rate. The Company is exposed to some market risk due to the floating interest rate on the $1,715,000. The Company makes monthly or quarterly payments of principal and interest on the $1,715,000. A 1.50% rise in interest rates would result in a $26,000 annual increase in interest expense on this existing principal balance.




ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------           --------------------------------------------

     The information required by this item is contained in Appendix A attached hereto.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------           -------------------------------------------------
                  ACCOUNTING AND FINANCIAL DISCLOSURE.
                  ------------------------------------

     NONE.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------          ---------------------------------------------------

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1999 annual meeting of shareholders, except for the information regarding executive officers of the Company which is provided below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE REGISTRANT.

     As of March 15, 1999, the executive officers of the Company are as follows:

     Name                         Age              Position

Kenneth S. Shifrin                49          Chairman of the Board

Joseph Jenkins, M.D., J.D.        51          President, Chief Executive Officer
                                                   and Director

Stan Johnson                      45          Vice President

Cheryl L. Williams                47          Chief Financial Officer, Vice
                                              President-Finance, and  Secretary

     The foregoing does not include positions held in the Company's subsidiaries. Officers are elected for annual periods. There are no family relationships between any of the executive officers and/or directors of the Company.

     Mr. Shifrin has been Chairman of the Board and a director of the Company since October 1989. In addition, Mr. Shifrin has served in various capacities with APS since February 1985, and is currently Chairman of the Board and Chief Executive Officer of APS. Mr. Shifrin is a member of the Young Presidents' Organization.

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

     Ms. Williams has been Chief Financial Officer, Vice President-Finance and Secretary of the Company since October 1989. Ms. Williams was Controller of Fairchild Aircraft Corporation from August 1988 to October 1989. From 1985 to 1988, Ms. Williams served as the Chief Financial Officer of APS Systems, Inc., a wholly-owned subsidiary of APS.



ITEM 11.        EXECUTIVE COMPENSATION.
--------        -----------------------

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1999 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------        ---------------------------------------------------------------


     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1999 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------          -----------------------------------------------

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1999 annual meeting of shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------      -----------------------------------------------------------------

(a)  1.  Financial Statements.

     The information required by this item is contained in Appendix A attached hereto.


     2.  Financial Statement Schedules.

         None.


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

     4.1              Specimen of Common Stock Certificate. (2)

     10.1*            Prime Medical Services, Inc. 1993 Stock Option Plan. (3)

     10.2*            First Amendment to the Prime Medical Services, Inc.
                      1993 Stock Option Plan. (12)

     10.3*            Second Amendment to the Prime Medical Services, Inc.
                      1993 Stock Option Plan. (12)

     10.4*            Third Amendment to the Prime Medical Services, Inc.
                      1993 Stock Option Plan. (13)

     10.5 Rights Agreement dated October 18, 1993 between the Company and American Stock Transfer and Trust Company. (3)

     10.6 Form of Indemnification Agreement dated October 11, 1993 between the Company and certain of its officers and directors. (3)

     10.7             Partnership Agreement of Metro Atlanta Stonebusters, G.P.
                      (5)

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

     10.10 Asset Purchase Agreement, dated August 30, 1994, between Prime Lithotripter Operations, Inc. and Baptist Medical Center - Montclair. (7)

     10.11 Promissory Note, dated August 30, 1994, issued by Prime Lithotripter Operations, Inc. to Baptist Medical Center - Montclair. (7)

     10.12 Management Agreement, dated August 30, 1994, between Prime Lithotripter Operations, Inc. and Alabama Lithotripsy Associates, Inc. (7)

     10.13 Security Agreement dated August 30, 1994, between Prime Lithotripter Operations, Inc. and Baptist Medical Center - Montclair. (7)

     10.14 Amended and Restated Joint Venture Agreement dated April 1989, betweenPrime Diagnostic Imaging Services, Inc. and The Shasta Diagnostic Imaging Medical Group. (4)

     10.15            Not used

     10.16            Not used

     10.17            Not used

     10.18            Not used

     10.19 Third Amended and Restated Loan Agreement dated April 20, 1998 between Prime Medical Services, Inc., Bank Boston, N.A., NationsBank of Texas,N.A., and Nationsbanc Montgomery Securities LLC, as agent. (13)

     10.20 Revolving Credit Note, dated April 20, 1998 in the amount of $20,000,000.00 issued by the Company to NationsBank of Texas, N.A., as agent. (13)

     10.21 Revolving Credit Note, dated April 20, 1998 in the amount of $20,000,000.00 issued by the Company to The First National Bank of Boston, as agent. (13)

     10.22 Revolving Credit Note, dated April 20, 1998 in the amount of $10,000,000.00 issued by the Company to Bank One, Texas, N.A., as agent. (13)

     10.23 Revolving Credit Note, dated April 20, 1998 in the amount of $10,000,000.00 issued by the Company to Imperial Bank, as agent. (13)

     10.24 Revolving Credit Note, dated April 20, 1998 in the amount of $10,000,000.00 issued by the Company to Credit Lyonnais New York Branch, as agent. (13)

     10.25 Revolving Credit Note, dated April 20, 1998 in the amount of $10,000,000.00 issued by the Company to Fleet National Bank, as agent. (13)

     10.26 Revolving Credit Note, dated April 20, 1998 in the amount of $10,000,000.00 issued by the Company to LaSalle National Bank, as agent.(13)

     10.27 Revolving Credit Note, dated April 20, 1998 in the amount of $10,000,000.00 issued by the Company to Cooperatieve Centrale Raiffeisen - Boeren Leenbank B.A. "Rabobank Nederland", as agent. (13)

     10.28            Operating Agreement for Southern California Stone Center,
                      L.L.C.  (9)

     10.29 Lease Agreement dated July 1, 1995 between Kidney Stone Center of South Florida, L.C. and Madorsky and Pinon Kidney Stone Center of South Florida, P.A. (9)

     10.30* Employment Agreement dated October 8, 1997 between Prime Medical Services, Inc. and Robert Bachman. (12)

     10.31* Employment Agreement dated October 8, 1997 between Prime Medical Services, Inc. and Larry Sodomire. (12)

     10.32 Partnership Interest Purchase Agreement dated May 1, 1997 among Prime Lithotripter Operations, Inc., Tenn-Ga Stone Group Two, L.P., NGST, Inc. and all the shareholders of NGST, Inc. (12)

     10.33 Stock Purchase Agreement dated June 1, 1997 between Sun Medical Technologies, Inc. and Executive Medical Enterprises, Inc. (12)

     10.34 Contribution Agreement dated October 8, 1997 between Prime Medical Services, Inc. and AK Associates. (12)

     10.35 Confidential Assignment Summary for Pacific Medical Limited Partnership.(14)

     10.36            Limited Partnership Agreement for Texas Lithotripsy VII,
                      L.P. (14)

     10.37 Agreement and Plan of Merger of Texas Lithotripsy Limited Partnership II, L.P., Texas Lithotripsy Limited Partnership IV, L.P. and Texas ESWL/Laser Lithotripter, Ltd. (14)

     10.38 Limited Partnership Agreement for Big Sky Urological Limited Partnership.(14)

     10.39            Operating Agreement for Kentucky I Lithotripsy, LLC. (14)

     10.40 Confidential Private Placement Memorandum for Tennessee Valley Lithotripter Limited Partnership. (14)

     10.41 Confidential Private Placement Memorandum for Fayetteville Lithotripters Limited Partnership - Arkansas I. (14)

     10.42 Confidential Private Placement Memorandum for Texas Lithotripsy Limited Partnership I, L.P. (14)

     10.43            Operating Agreement for Washington Urological Services,
                      LLC. (14)

     10.44* Amended and Restated 1993 Stock Option Plan, as amended June 10, 1998. (10)

     10.45 Agreement of Limited Partnership of Wyoming Urological Services, L.P. (14)

     10.46 Indenture Agreement dated March 27, 1998 between Prime Medical Services, Inc. and State Street Bank and Trust Company of Missouri, N.A. (8)

     12               Computation of ratio of earnings to fixed charges (14)

     21.1             List of subsidiaries of the Company.  (14)

     23.1             Independent Auditors' Consent of KPMG LLP.   (14)

     27               Financial Data Schedule (14)
 ______________

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

     (8) Filed as an Exhibit to the Quarterly Report on Form 10Q for the period ended June 30, 1998.

     (9) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

     (10)  Filed  as an  Exhibit  to the  Registration  Statement  on  Form  S-8
(Registration No. 333- 62245) of the Company and incorporated herein by reference.

     (11) Not used.

     (12) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

     (13) Filed as an Exhibit to the Quarterly Report on Form 10Q for the period ended September 30, 1998.

     (14) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PRIME MEDICAL SERVICES, INC.



                                         By /s/ Joseph Jenkins, M.D., J.D.
                                            ---------------------------------
                                          Joseph Jenkins, M.D., J.D., President,
                                          Chief Executive Officer and Director

                                         Date:  March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Kenneth S. Shifrin
    --------------------------
    Kenneth S. Shifrin
    Chairman of the Board

Date:  March 31, 1999


By: /s/ Cheryl L. Williams
    --------------------------
    Cheryl L. Williams
    Vice President of Finance, Secretary
    and Chief Financial Officer (Principal
    Financial and Accounting Officer)

Date:  March 31, 1999


By: /s/ Joseph Jenkins
    ----------------------
    Joseph Jenkins, M.D., President,
    Chief Executive Officer and Director

Date:  March 31, 1999

By: /s/ Paul Butrus
-------------------
    Paul Butrus, Director

Date:  March 31, 1999


By: /s/ William E. Foree
------------------------
    William E. Foree, M.D., Director

Date:  March 31, 1999


By: /s/ John McEntire
---------------------
     John McEntire, Director

Date:   March 31, 1999


By: /s/ William A. Searles
--------------------------
    William A. Searles, Director

Date:  March 31, 1999


By: /s/ Michael Spalding
------------------------
    Michael Spalding, M.D., Director

Date:  March 31, 1999

                                   APPENDIX A

                                      INDEX

                                                                         Page


Independent Auditors' Report                                               A-2
Consolidated Financial Statements:
     Consolidated Statements of Income for the years
       ended December 31, 1998, 1997 and 1996.                             A-3
     Consolidated Balance Sheets at December 31, 1998 and 1997.            A-4
     Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 1998, 1997 and 1996.               A-6
     Consolidated Statements of Cash Flows
       for the years ended December 31, 1998, 1997 and 1996.               A-7
     Notes to Consolidated Financial Statements.                           A-11

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Medical Services, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.





Austin, Texas
March 1, 1999

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

                                                                                 Years Ended December 31,
                                                                            1998           1997            1996
                                                                        --------         -------          -------
Fee Revenue:
   Lithotripsy:
         Fee revenues                                                   $ 83,879         $84,537          $65,138
         Management fees                                                   5,284           6,237            4,698
         Equity income                                                     2,890           2,339            1,766
                                                                        --------         -------          -------
                                                                          92,053          93,113           71,602

   Manufacturing                                                          11,066           2,358               --
   Prostatherapy                                                           1,207              --               --
   Cardiac and other                                                         310             508              802
                                                                        --------         -------          -------
         Total fee revenue                                               104,636          95,979           72,404
                                                                        --------         -------          -------
 Cost of services and general and
       administrative expenses:
         Lithotripsy                                                      22,674          25,381           19,922
         Manufacturing                                                     9,204           1,743              --
         Prostatherapy                                                       803              --              --
         Cardiac and other                                                   249             478              632
         Corporate                                                         4,926           5,683            4,245
         Nonrecurring development and other costs                          1,617              --              --
                                                                        --------         -------          -------
                                                                          39,473          33,285           24,799

    Depreciation and amortization                                         10,476           9,911            8,422
                                                                        --------         -------          -------
         Total operating expenses                                         49,949          43,196           33,221
                                                                        --------         -------          -------
Operating income                                                          54,687          52,783           39,183

Other income (deductions):
     Interest and dividends                                               1,417              740              459
     Interest expense                                                    (8,469)          (7,477)          (5,977)
     Loan fees and stock offering costs                                  (4,978)            (360)          (3,535)
     Other, net                                                             304                6              370
                                                                        --------         -------          -------
                                                                        (11,726)          (7,091)          (8,683)
Income before provision for income taxes
     and minority interest                                                42,961          45,692           30,500

Minority interest in consolidated income                                  24,790          25,041           19,543

Provision for income taxes                                                 7,377           5,795            1,996
                                                                        --------         -------          -------
Net income                                                              $ 10,794         $14,856          $ 8,961
                                                                        ========         =======          =======

Basic earnings per share:
     Net income                                                            $0.58           $0.77            $0.51
                                                                           =====           =====            =====

     Weighted average shares outstanding                                  18,650          19,275           17,633
                                                                          ======          ======           ======

Diluted earnings per share:
     Net income                                                            $0.57           $0.76            $0.49
                                                                           =====           =====            =====

     Weighted average shares outstanding                                  18,783          19,461           18,638
                                                                          ======          ======           ======


          See accompanying notes to consolidated financial statements.
                                       A-3

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

($ in thousands)

                                                                                              December 31,
                                                                                          1998              1997
                                                                                       ---------         ---------
ASSETS

Current assets:
     Cash                                                                              $  40,146         $  23,770
     Accounts receivable, less allowance
       for doubtful accounts of $966 in 1998
       and $811 in 1997                                                                   22,321            19,387
     Other receivables                                                                     2,228             1,103
     Deferred income taxes                                                                 2,330             1,506
     Prepaid expenses and other current assets                                             2,774             1,776
                                                                                       ---------         ---------
          Total current assets                                                            69,799            47,542
                                                                                       ---------         ---------
Property and equipment:
     Equipment, furniture and fixtures                                                    34,485            32,673
     Building and leasehold improvements                                                   2,073               531
                                                                                       ---------         ---------
                                                                                          36,558            33,204
Less accumulated depreciation and
     amortization                                                                        (18,471)          (13,497)
                                                                                       ---------         ---------
     Property and equipment, net                                                          18,087            19,707
                                                                                       ---------         ---------

Other investments                                                                         11,491            12,305
Goodwill, at cost, net of amortization                                                   140,863           143,823
Other noncurrent assets                                                                      879             2,449
                                                                                       ---------         ---------
                                                                                        $241,119          $225,826
                                                                                        ========          ========















                                                                     (continued)
          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)


($ in thousands)

                                                                                                December 31,
                                                                                          1998              1997
                                                                                       ---------         ---------
LIABILITIES:

Current liabilities:

Current portion of long-term debt                                                     $      890          $ 11,138
Accounts payable                                                                           6,208             5,386
Accrued distributions to minority interests                                                8,951             8,655
Accrued expenses                                                                          12,051            12,204
                                                                                       ---------         ---------
     Total current liabilities                                                            28,100            37,383

Long-term debt, net of current portion                                                   100,987            71,198
Deferred income taxes                                                                      4,789             5,809
                                                                                       ---------         ---------
     Total liabilities                                                                   133,876           114,390

Minority interest                                                                         17,493            19,372

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                                                                            --                --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,350,267 issued in 1998 and
  19,306,267 issued in 1997                                                                  194               193
Capital in excess of par value                                                            87,380            84,050
Accumulated earnings                                                                      18,615             7,821
Treasury stock, at cost, 1,845,200 shares                                                (16,439)               --
                                                                                       ---------         ---------
     Total stockholders' equity                                                           89,750            92,064
                                                                                       ---------         ---------
                                                                                       $ 241,119         $ 225,826
                                                                                       =========         =========










          See accompanying notes to consolidated financial statements.

                          PRIME MEDICAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1998, 1997 and 1996
($ in thousands, except share data)

                                                Issued           Capital in   Accumulated
                                               Common Stock      Excess of     Earnings      Treasury Stock
                                             Shares    Amount    Par Value     (Deficit)       Shares     Amount      Total
                                           ----------  ------    -----------  ------------  ----------  ---------   ---------

Balance, January 1, 1996                   14,729,663     $147     $58,700     $(  15,996)      30,000   $(   101)    $42,750

  Net income for the year                       --         --          --           8,961          --         --        8,961
  Issuance of stock                         1,636,364       17      14,903           --            --         --       14,920
  Exercise of stock options
      including tax benefit of
      $130 on non-qualifying
      exercises                               477,666        5         488           --            --         --          493
  Debt converted to stock                     921,415        9       5,241           --            --         --        5,250
  Exercise of warrants                      1,343,825       13       4,040           --            --         --        4,053
  Retirement of treasury
      stock                                   (30,000)     --         (101)          --        (30,000)       101         --
                                           ----------  -------  -----------  ------------  -----------  --------   ---------
Balance, December 31, 1996                 19,078,933      191      83,271         (7,035)         --         --       76,427

  Net income for the year                        --        --          --          14,856          --         --       14,856

  Exercise of stock options
      including tax benefit of
      $438 on non-qualifying
      exercises                               227,334        2         779           --            --         --          781
                                           -----------  -------  -----------  ------------  -----------  --------   ---------
Balance, December 31, 1997                 19,306,267      193      84,050          7,821          --         --       92,064


  Net income for the year                         --       --         --           10,794          --         --       10,794
  Tax benefits on  exercised                      --       --        3,096           --            --         --        3,096
       warrants
  Exercise of stock options
    including tax benefit of
    $140 on non-qualifying
    exercises                                  44,000        1         234           --            --         --          235
 Purchase of treasury stock                       --       --                               (1,845,200)   (16,439)    (16,439)
                                           -----------  -------  -----------  ------------  -----------  --------   ---------

Balance, December 31, 1998                 19,350,267     $194     $87,380     $   18,615   (1,845,200)  $(16,439)  $  89,750
                                           ==========     ====     =======     ==========   ==========   ========   =========


          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)
                                              Years Ended December 31,
                                           1998         1997          1996
                                           ----         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected        $ 98,649      $90,924       $72,452
  Cash paid to employees, suppliers
      of goods and others                 (39,748)     (31,685)      (22,455)
  Interest received                         1,417          739           459
  Interest paid                           ( 7,261)     ( 7,521)      ( 5,104)
  Taxes paid                              ( 7,506)     (   764)      ( 1,015)
                                          -------      -------       -------

           Net cash provided by
           operating activities            45,551       51,693        44,337
                                           ------       ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of lithotripter entities           --       (20,217)      (66,742)
  Purchases of equipment and leasehold
       improvements                       ( 5,213)     ( 4,546)      ( 2,526)
  Deferred payments on
     lithotripter entities                    --           --        ( 3,387)
  Proceeds from sales of equipment            224           30             6
  Investments                               2,532        1,690         1,257
  Other                                       315           94       (   378)
                                              ---           --       -------

           Net cash used by
           investing activities           ( 2,142)     (22,949)      (71,770)
                                          -------      -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable
       exclusive of interest             ( 80,484)     (50,328)      (15,351)
  Borrowings on notes payable             100,025       51,201        74,000
  Distributions to minority interest     ( 25,799)     (28,667)      (13,440)
  Debt issuance costs                      (4,417)         --        ( 2,735)
  Contributions by minority interest           72        2,381           --
  Exercise of stock options                     9          343           363
  Purchase of treasury stock             ( 16,439)         --            --
                                          -------      -------       -------
           Net cash provided by
          (used in) financing
           activities                    ( 27,033)     (25,070)       42,837
                                         --------      -------        ------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                            16,376        3,674        15,404

Cash and cash equivalents,
     beginning of period                   23,770       20,096         4,692
                                           ------       ------         -----


Cash and cash equivalents,
     end of period                       $ 40,146      $23,770       $20,096
                                         ========      =======       =======






          See accompanying notes to consolidated financial statements.
                                       A-7

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)


                                                     Years Ended December 31,
                                                  1998         1997        1996
                                                  ----         ----        ----

Reconciliation of net income to net
 cash provided by operating activities
  Net income                                    $ 10,794     $14,856    $ 8,961
  Adjustments to reconcile net
    income to cash provided by
    operating activities:
       Minority interest in consolidated income   24,790      25,041     19,543
       Depreciation and amortization              10,476       9,911      8,422
       Provision for uncollectible accounts          252         427        319
       Equity in earnings of affiliates           (2,890)     (2,339)    (1,766)
       Debt issuance costs                         4,417         --       2,735
       Provision for deferred income taxes          (442)         68        974
       Writeoff of loan fees                         --          --         696
       Other                                        (100)      1,159         (7)
       Changes in operating assets and liabilities,
         net of effect of purchase transactions:
           Accounts receivable                    (3,186)     (3,156)     1,284
           Other receivables                        (910)        754        472
           Other current assets                   (1,244)       (602)       529
           Accounts payable                          822         934        452
           Accrued expenses                        2,772       4,640      1,723
                                                   -----       -----      -----

        Total adjustments                         34,757      36,837     35,376
                                                  ------      ------     ------

        Net cash provided by
        operating activities                     $45,551     $51,693    $44,337
                                                 =======     =======    =======














          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)

                                                                                          Years Ended December 31,
                                                                                    1998              1997             1996
                                                                                    ----              ----             ----

SUPPLEMENTAL INFORMATION OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

At December 31, 1998, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:

           Current liabilities increased by                                         $8,951
           Minority interest decreased by                                            8,951

In 1998, the Company recognized tax benefits associated
     with warrants previously exercised.  The effect of this
     was as follows:
           Current liabilities decreased by                                          1,512
           Noncurrent liabilities decreased by                                       1,584
           Stockholders' equity increased by                                         3,096

In 1997, the Company acquired (1) additional ownership interests in 10 partnerships
     (2) a 38.25% general partnership interest in a lithotripter operation (3) 100% of the stock of a lithotripter operator and (4) 75% equity interest in a trailer manufacturer. These transactions are discussed further in Notes C and D.
     The acquired assets and liabilities were as follows:

           Current assets decreased by                                                              $  9,532
           Noncurrent assets increased by                                                              4,041
           Goodwill increased by                                                                      15,836
           Current liabilities increased by                                                            1,343
           Noncurrent liabilities increased by                                                        10,000
           Minority interest decreased by                                                                998

  At December 31, 1997, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:

           Current liabilities increased by                                                            8,655
           Minority interest decreased by                                                              8,655


          See accompanying notes to consolidated financial statements.
                                       A-9

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)

                                                                                         Years Ended December 31,
                                                                                    1998              1997             1996
                                                                                    ----              ----             ----
  In 1996, the Company acquired (1) 100%
     of the outstanding stock of a corporation
     which operated 31 lithotripters and (2)
     increased ownership in two partnerships, in
     which the Company is the managing general
      partner.  These transactions are discussed
     further in Note D.  The acquired assets
     and liabilities were as follows:

           Current assets increased by                                                                                $19,032
           Noncurrent assets increased by                                                                              12,630
           Goodwill increased by                                                                                       82,297
           Current liabilities increased by                                                                            13,110
           Noncurrent liabilities increased by                                                                         69,712
           Minority interest increased by                                                                              16,218
           Stockholders' equity                                                                                        14,919

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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The consolidated financial statements include the accounts of Prime, its wholly-owned subsidiaries, entities more than 50% owned and partnerships where Prime has control, even though its ownership is less than 50%. Investments in entities in which the Company's investment is less than 50% ownership, and the Company does not control, are accounted for by the equity method if ownership is between 20% - 50%, or by the cost method if ownership is less than 20%. Through December 31, 1998, the Company had recognized $435,000 in undistributed earnings using the equity method. This amount represents undistributed earnings from entities, in which the Company owns 50% or less, and does not exhibit control. All significant intercompany accounts and transactions have been eliminated.

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

     Intangible Assets

     The Company records as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill is amortized over a period not to exceed forty years using the straight-line basis. Accumulated amortization at December 31, 1998 and 1997 is $13,807,000 and $9,745,000, respectively. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the goodwill, a loss is recognized for the difference between the fair value and carrying value of the goodwill.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



     Revenue Recognition

     Revenues generated from management services and the manufacture of trailers are recognized as they are earned.

     The Company's lithotripsy fee revenues are based upon fees charged for services to hospitals, commercial insurance carriers, state and federal health care agencies, and individuals, net of contractual fee reductions.

     At December 31, 1998, approximately 17% of accounts receivable relate to units operating in Texas, 11% relate to units located in Louisiana, and 10% relate to units located in California.

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

     Stock-Based Compensation

     Upon adoption of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation ("Statement 123"), in 1996, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense. (See Note J).

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



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

     Reclassification

     Certain reclassifications have been made to amounts presented in previous years to be consistent with the 1998 presentation.

     Earnings Per Share

     Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of such earnings per share data is as follows:


(In thousands, except per share data)

                  1998


                                                              Per Share
                                      Income      Shares        Amount
                                      ------      ------        ------
     Basic EPS
     Net Income.....................   $ 10,794    18,650      $   0.58
                                                               ========
     Effect of dilutive securities:
     Options .  . ..................                  133
                                                      ---
     Diluted EPS....................   $ 10,794    18,783      $   0.57
                                       ========    ======      ========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



                  Earnings Per Share continued

               1997
                                                                 Per Share
                                        Income      Shares        Amounts
                                        ------      ------        -------
     Basic EPS
     Net Income.....................    $14,856     19,275        $   0.77
                                                                  ========
     Effect of dilutive securities:
     Options .  . ..................                   186
                                                       ---
     Diluted EPS....................    $14,856     19,461        $   0.76
                                        =======     ======        ========


               1996
                                                                Per Share
                                          Income   Shares         Amounts
                                          ------   ------         -------
     Basic EPS
     Net Income.....................     $ 8,961   17,633         $   0.51
                                                                  ========
     Effect of dilutive securities:
     Warrants . ....................                  400
     Convertible Debt...............         101      224
     Options . . ...................                  381
                                                      ---
     Diluted EPS....................     $ 9,062   18,638         $   0.49
                                         =======   ======         ========


     Unexercised employee stock options to purchase 1,708,000, 841,000 and 706,000 shares of Prime common stock as of December 31, 1998, 1997 and 1996, respectively, were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of Prime's common stock during the respective periods.

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

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



     Arkansas. Ohio Mobile Lithotripter, Ltd. operates a mobile lithotripter in Ohio. Arklatx Mobile Lithotripter, L.P. operates a mobile lithotripter in Louisiana. This investment is accounted for using the equity method.

     American Physicians Service Group, Inc.

     At December 31, 1998 and 1997, the Company owned 1,000 and 50,000 shares of common stock, representing less than 1%, of the outstanding common stock of American Physicians Service Group, Inc. (APS). APS owned approximately 18% and 16% of the outstanding common stock of the Company at December 31, 1998 and 1997, respectively. Two of the Company's seven board members are also on the board of APS.

     The Company occupies approximately 5,600 square feet of office space owned by APS. The Company also shares certain personnel with APS. The monthly rent and personnel cost is approximately $8,000.

     The Company purchased treasury stock shares through APS Financial Services, Inc. The Company paid commissions of $100,000 to acquire 1,845,000 shares.

D. ACQUISITIONS

     Effective September 1, 1997, the Company acquired a 75% equity interest in AK Associates, LLC ("AK"), which provides installation, upgrade, manufacturing, refurbishment and repair services for major medical equipment manufacturers and mobile medical service providers. The purchase price was $4,761,000 in cash with contingent consideration up to another $1,050,000 being payable based upon certain performance criteria being met by AK during 1998. The contingent consideration was accrued at December 31, 1998 and paid in the first quarter of 1999. This transaction was accounted for using the purchase method of accounting.

     Effective June 1, 1997, the Company acquired 100% of the stock of Executive Medical Enterprises, Inc. ("EME"), which operated three lithotripters in California, Oregon and Washington. The purchase price was $1,339,000 in cash and potential contingent consideration based upon the performance of these operations during 1998, 1999 and 2000. $400,000 of the contingent consideration was paid in 1998 and $843,000 was accrued at December 31, 1998 and paid in the first quarter of 1999. The transaction was accounted for using the purchase method of accounting.

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

     Unaudited proforma combined income data for the years ended December 31, 1997 and 1996 of the Company and the acquisitions discussed above assuming all were effective January 1, 1996 is as follows:

($ in thousands, except per share data)          1997                1996
                                                 ----                ----

                  Total revenues               $100,228             $81,143
                  Total expenses                 84,941              71,080
                                                 ------              ------

                    Net income                $  15,287             $10,063
                                              =========             =======

                  Diluted earnings per share  $    0.79             $  0.54
                                              =========             =======

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




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


E. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (Statement 107), requires that the Company disclose estimated fair values for its financial instruments as of December 31, 1998 and 1997. The carrying amounts and fair values of the Company's significant financial instruments are as follows:

                                                                   1998                               1997
                                                                   ----                               ----
                                                     Carrying              Fair           Carrying         Fair
           ($ in Thousands)                           Amount               Value           Amount          Value
           ----------------                           ------               -----           ------          -----
               Financial assets:
           Cash                                      $40,146               $40,146        $23,770         $23,770
           Accounts receivable                        22,321                22,321         19,387          19,387
           Other receivables                           2,228                 2,228          1,103           1,103


               Financial liabilities:
           Debt                                      101,877                92,603          82,336          82,336
           Accounts payable                            6,208                 6,208           5,386           5,386

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     Debt

     The carrying value of debt in 1997 approximates fair value since the majority was primarily floating rate debt based on current market rates. The fair value at December 31, 1998 for the $100 million fixed rate senior subordinated notes were present valued using the market rate of 10.456% as quoted by Bloomberg Financial Services. The carrying value of the debt bearing interest at prime rate approximates fair value.

     Accounts Payable

     The carrying value of the payables approximates fair value due to the short-term nature of the obligation.


     Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates are based on existing on balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets and liabilities, property and equipment, equity investment in partnerships, goodwill, other noncurrent assets and accrued expenses. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the aforementioned estimates.

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




F.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                            December 31,           December 31,
                                               1998                   1997
                                               ----                   ----
         ($ in Thousands)

         Legal fees                         $    1,280            $     634
         Accrued group insurance costs             206                  228
         Compensation and payroll
          related expense                        2,958                1,787
         Taxes, other than income taxes          1,301                  439
         Accrued interest                        2,192                  984
         Income taxes payable                    1,229                4,229
         Deferred payments for acquisitions      1,950                1,339
         Other                                     935                2,564
                                                   ---                -----

                                               $12,051              $12,204
                                               =======              =======

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

G. INDEBTEDNESS

Long-term debt is as follows:

          ($ in thousands)



       Interest                                           December 31,
         Rates                 Maturities          1998                1997
         -----                 ----------          ----                ----

       8.75%                     2008            $100,000            $    --
       60-day LIBOR
         plus 2 1/2%             1998                --               79,000
       Prime                   1999-2001            1,715              2,969
       Prime + 1%                1998                --                  200
       None                    2000-2006              162                161
       11.50%                    1998                --                    6
                                                  -------             ------
                                                  101,877             82,336
       Less current portion of
             long-term debt                           890             11,138
                                                      ---             ------
                                                 $100,987            $71,198
                                                 ========            =======


     In March 1998, the Company completed an offering of an aggregate $100 million of unsecured senior subordinated notes (the "Notes") due 2008. The issue price of the notes was 99.50 with an 8.75% coupon. Interest is payable semiannually on April 1 and October 1, beginning October 1, 1998. The financing costs associated with this offering totaling $4,418,000 were expensed on the accompanying consolidated statements of income. A portion of the proceeds from the offering were used to pay off the Company's $77 million of term loans under its existing credit facility. (See Note P).

     The Notes Indenture restricts, among other things, the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness and issue preferred stock, enter into sale and leaseback transactions, incur liens, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person, sell stock of subsidiaries and assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company.

     During 1998, the Company amended its bank facility with Bank Boston from $135 million to $100 million. The facility consists of a $100 million revolving credit facility bearing interest of LIBOR +1 to 2%, maturing in April 2003. At December 31, 1998, the entire $100 million revolving credit facility was undrawn. At December 31, 1998, interest on the Company's bank facility was 8.6%. The bank facility is collateralized by the assets of the Company, including the stock of its subsidiaries.


     The stated principal repayments for all indebtedness as of December 31, 1998 are payable as follows:

                                               ($ in thousands)
                1999                             $    890
                2000                                  449
                2001                                  355
                2002                                   51
                2003                                    0
                Thereafter                        100,132

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




H. COSTS OF SERVICES AND GENERAL AND ADMINISTRATIVE EXPENSES

     Costs of services and general and administrative expenses consist of the following:

                                                Years  Ended December 31,
                                                -------------------------
                                             1998        1997            1996
                                             ----        ----            ----

            ($ in Thousands)

            Salaries, wages and benefits    $16,294      $15,779      $ 11,953
            Other costs of services           7,136        7,569         6,878
            General and administrative        3,225        3,595         1,941
            Legal and professional            2,551        2,064         1,315
            Manufacturing costs               8,294        1,394           --
            Other                             1,973        2,884         2,712
                                              -----        -----         -----
                                            $39,473      $33,285       $24,799
                                            =======      =======       =======


I. COMMITMENTS AND CONTINGENCIES

     At  December  31,   1998,   minimum   annual   rental   commitments   under
non-cancelable  operating  leases  for  equipment  and office  space are:

         ($ in thousands)

                    1999               $291
                    2000                260
                    2001                  2

     Rent expense for equipment and office space for the years ended December 31, 1998, 1997, and 1996 was $623,000, $568,000, and $360,000, respectively.

     The Company sponsors a partially, self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. The Company's maximum claim exposure is limited to $35,000 per person per policy year. At December 31, 1998, the Company had 244 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. The Company's contributions totaled $623,000, in 1998, $351,000 in 1997, and $224,000 in 1996.

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

J. COMMON STOCK OPTIONS

     1993 Stock Option Plan

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

     In June 1997, the Company adopted an amendment to the 1993 Stock Option Plan that authorized an additional 500,000 shares.

     In June 1998, the Company adopted an amendment to the 1993 Stock Option Plan that authorized an additional 750,000 shares.

     A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                     1998                                1997                                1996

                              Options        Weighted-Average     Options       Weighted-Average     Options       Weighted-Average
                               (000)          Exercise Price       (000)         Exercise Price       (000)        Exercise Price
                               -----          --------------       -----         --------------       -----        --------------
Outstanding - beginning
    of year                     1,394           $11.04              1,228          $ 8.99              975            $ 1.31
Granted                           825             8.63                428           11.94              730             13.87
Exercised                         (44)            3.73               (227)           1.51             (477)             0.52
Forfeited                        (283)           12.58                (35)          12.19              (--)              --
                                 ----                                 ---                             -----

Outstanding-end of year         1,892           $10.10              1,394          $11.04            1,228           $ 8.99
                              =======                            ========                            =====

Exercisable at end of year        806           $10.74                466          $ 8.21              422            $2.03
                                  ===           ======                ===          ======              ===            =====

Weighted-average fair
     value of options granted
     during the year            $3.40             --                $5.21            --              $6.13             --
                                =====                               =====                            =====

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)






     The following table summarizes the Company's outstanding options at December 31, 1998:

                                                                   Outstanding Options                 Exercisable Options
                                                                  Average        Weighted                           Weighted
                                                                 Remaining       Average                            Average
                                              Options            Contractual     Exercise           Options         Exercise
           Range of Exercise Prices              (000)               Life         Price              (000)           Price
           ------------------------              -----               ----         -----              -----           -----

           $  0.25 - $ 4.12                      155                1.6 years   $  0.44               151          $  0.37
           $  4.13 - $ 8.25                      464                4.7 years   $  7.45                11          $  5.99
           $  8.26 - $12.37                      565                1.2 years   $ 10.05               114          $ 10.36
           $ 12.38 - $16.50                      708                2.9 years   $ 14.00               530          $ 13.87
                                               -----                                                  ---
           Total                               1,892                                                  806
                                               =====                                                  ===


     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 6.2%, 6.2%, and 5.2%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of .53, .46, and .42; and a weighted- average expected life of the option of 4 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                           1998              1997          1996
                                           ----              ----          ----

                  Pro forma net income   $7,817             $12,448       $8,109
                                         ======             =======       ======
                  Pro forma earnings
                    per share
                      Basic               $0.42               $0.65        $0.46
                                          =====               =====        =====
                      Diluted             $0.42               $0.64        $0.44
                                          =====               =====        =====

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Statement 123 calls for a prospective application of compensation relating to the grant of stock options and, consequently pro-forma financial information may not be indicative of future amounts until the new rules are applied to all outstanding nonvested awards.

K. OTHER INCOME (EXPENSE)

     Included in other, net in the consolidated statements of income are the following components:

                                                  Years Ended December 31,
($ in thousands)                         1998              1997             1996
----------------                         ----              ----             ----
Collections on amounts
    previously written off            $    --            $   --            $ 192
Gain on sale of investment in stock       144                --               --
Equipment rental                           --                --               58
Other income                              160                 6              120
                                          ---             -----              ---
Other, net                               $304             $   6            $ 370
                                         ====             =====            =====


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

     Income tax expense consists of the following:
     ($ in thousands)
                                           Years ended December 31,
                                       1998             1997             1996
                                       ----             ----             ----
           Federal
             Current                  $6,404          $ 4,369           $   97
             Deferred                   (442)              68              974
           State                       1,415            1,358              925
                                       -----            -----              ---
                                      $7,377           $5,795           $1,996
                                      ======           ======           ======

     A reconciliation of expected income tax (computed by applying the United States statutory income tax rate of 35% for 1998 and 1997 and 34% for 1996, to earnings before income taxes) to total income tax expense in the accompanying consolidated statements of income follows:

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)





         ($ in thousands)
                                           Years ended December 31,
                                         1998        1997       1996
                                         ----        ----       ----
          Expected federal income tax   $6,360      $7,228     $3,725
          Change in beginning of year
            valuation allowance           --        (2,399)    (3,093)
          State taxes                    1,415       1,358        925
          Other                           (398)    (   392)       439
                                          ----     -------        ---
                                        $7,377      $5,795     $1,996
                                        ======      ======     ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:
         ($ in thousands)
                                                     1998                1997
                                                     ----                ----

         Deferred tax assets:
           Capitalized costs                         $2,381              $932
              Loan origination fees amortizable for
              tax purposes                            1,267               --
           Accounts receivable, principally due
              to allowance for doubtful accounts        248               266
            Accrued expenses deductible for tax
              purposes when paid                      2,082             1,240
                                                      -----             -----
                  Total gross deferred tax assets     5,978             2,438
                  Less valuation allowance              --                --
                                                      -----             -----
                  Net deferred tax assets             5,978             2,438
                                                      =====             =====

         Deferred tax liabilities:
            Property and equipment, principally due
              to differences in depreciation         $( 166)           $ (583)
            Investments in affiliated entities,
              principally due to undistributed income(2,703)           (2,807)
            Intangible assets, principally due to
              differences in amortization periods for
              tax purposes                           (5,568)           (2,419)
                                                     ------            ------
           Total gross deferred tax liability        (8,437)           (5,809)
                                                     ------            ------
            Net deferred tax liability               $2,459            $3,371
                                                     ======            ======

     There is no valuation allowance for deferred tax assets at December 31, 1998 and 1997. A decrease of $2,399,000 in 1997, primarily due to utilization of net operating loss carryforwards was recorded in 1997. The valuation allowance for deferred tax assets as of December 31, 1996 was $2,399,000. The valuation

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



allowance at December 31, 1996 was a result of uncertainties regarding the Company's use of the net operating loss carryforwards and tax credit carryforwards which could have become limited in the event that the Company experienced a greater than 50% stock ownership change in a three-year period (as defined in the Internal Revenue Service regulations).

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

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deductible temporary differences reverse, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1998.


M. RELATED PARTY TRANSACTIONS

     See Note C for additional related party transactions involving investments in affiliates.

O. SEGMENT REPORTING

     The Company has two reportable segments: Medical, which includes lithotripsy, prostatherapy and cardiac rehabilitation and Manufacturing. Lithotripsy and prostatherapy provides services related to the operation of the lithotripters and prostatherapy units, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers; and cardiac rehabilitation provides non-medical management services for several cardiac rehabilitation centers pursuant to agreements with physicians, clinics and hospitals. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers.

     The accounting policies of the segments are the same as those described in Note B, the summary of significant accounting policies. The Company measures performance based on the pretax income or loss from its operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest revenue and expense.

     The Company's segments are divisions that offer different services, and require different technology and marketing approaches. The majority of the lithotripsy segment is comprised of acquired entities, as is the manufacturing segment. Prostatherapy and cardiac segments were developed internally.

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




     All of the Company's revenues are earned in the United States and long-lived assets are located in the United States. The Company does not have any major customers who account for more than 10% of its revenues.


(Amounts in              1998              1998              1997              1997              1996             1996
thousands)
                       Medical         Manufacturing       Medical        Manufacturing        Medical        Manufacturing
                       -------         -------------       -------        -------------        -------        -------------
Revenue from
external
customers              $93,570              $11,066        $93,621               $2,358        $72,404                $-0-

Intersegment
revenues                     0                  255              0                  185              0                   0

Interest
revenue                    511                    0            560                    0            374                   0

Interest
expense                    235                   38            314                    0            539                   0

Depreciation
and
amortization             10,359                   72          9,868                   18          8,274                   0

Segment profit           33,189                1,753         31,666                  403         23,209                   0

Segment assets          235,248                4,892        219,166                1,152        196,731                   0

Investment in
equity method
investees                10,605                    0         11,453                    0          7,377                   0

Capital
Expenditures              3,557                1,580          4,473                   23          2,507                   0

     The following is a reconciliation of revenues per above to the consolidated revenues per the consolidated statements of income:



(Amounts in thousands)                       1998         1997         1996
----------------------                       ----         ----         ----
Total revenues for reportable segments     $104,891      $96,164     $72,404
Elimination of intersegment revenues           (255)        (185)        --
                                           --------      -------     -------
Total consolidated revenues                $104,636      $95,979     $72,404
                                           ========      =======     =======

     The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of income:


(Amounts in thousands)                           1998          1997       1996
----------------------                           ----          ----       ----
Total segment profit for reportable segments   $34,942       $32,069    $23,209
Unallocated corporate expenses:
  General and administrative                   ( 3,035)      ( 4,070)   ( 3,413)
  Net interest expense                         ( 7,292)      ( 6,983)   ( 5,354)
  Loan fees and stock offering costs           ( 4,978)      (   360)   ( 3,535)
  Nonrecurring development and other costs     ( 1,617)          --         --
  Other, net                                       151       (     5)        50
                                               --------      --------   --------
Unallocated corporate expenses total           (16,771)      (11,418)   (12,252)
                                               -------       -------    -------
Income before income taxes                     $18,171       $20,651    $10,957
                                               =======       =======    =======

     The following is a reconciliation of segment assets per above to the consolidated assets per the consolidated balance sheets:


(Amounts in thousands)                          1998          1997        1996
----------------------                          ----          ----        ----
Total segment assets                          $240,140     $220,318    $196,731
Unallocated corporate assets                       979        5,508       5,803
                                              --------     --------    --------
Consolidated total                            $241,119     $225,826    $202,534
                                              ========     ========    ========

     The reconciliation of the other significant items to the amounts reported on the consolidated financial statements is as follows:


(Amounts in           1998     1998     1998       1997      1997       1997         1996      1996      1996
                      ----     ----     ----       ----      ----       ----         ----      ----      ----
thousands)
                      Segment  Corp-    Consoli-   Segment   Corp-      Consoli-     Segment   Corp-     Consoli-
                       Totals  orate    dated      Totals    orate      dated        Totals    orate     dated
                                        Totals                          Totals                           Totals
                                        ------                          ------                           ------
  Interest revenue       $511     $906    $1,417      $560     $180         $740        $374      $85      $  459

  Interest expense        273    8,196     8,469       314    7,163        7,477         539    5,438       5,977

  Depreciation
   and amortization    10,431       45    10,476     9,886       25        9,911       8,274      148       8,422


  Capital
  Expenditures          5,137       76     5,213     4,496       50        4,546       2,507       19       2,526



     The adjustments in 1998, 1997 and 1996 for interest revenue and expense, depreciation and amortization and expenditures for segment assets represent amounts recorded by the operations of the Company's corporate functions, which have not been allocated to the segments.

P. CONDENSED FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

     Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and non-guarantor subsidiaries as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly- owned subsidiaries of the Company who have fully and unconditionally guaranteed the Notes described in Note G.

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   Condensed Consolidating Statement of Income


                                                    Year Ended December 31, 1998

($ in thousands)
                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.  Subsidiaries   Subsidiaries     Entries         Total
                                        -------------  ------------   -------------   ---------       -------



Fee revenue:
  Lithotripsy:
     Fee revenues                         $      --      $22,487       $  61,392     $    --        $  83,879
     Management fees                             --        3,126           2,158          --            5,284
     Equity income                            30,952      20,077             --       (48,139)          2,890
  Manufacturing                                  --          --           11,066          --           11,066
  Prostatherapy                                  --          --            1,207          --            1,207
  Cardiac                                        --          310             --           --              310
                                          ----------     -------       ---------      -------       ---------
                                              30,952      46,000          75,823      (48,139)        104,636
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                                 --        3,977          18,697          --           22,726
     Manufacturing                               --          --            9,204          --            9,204
     Prostatherapy                               --          --              803          --              803
     Cardiac                                     --          249            --            --              249
     Corporate                                   203       4,723            --            --            4,926
     Nonrecurring development
          and other costs                      1,617         --             --            --            1,617
                                          ----------     -------       ---------      -------       ---------
                                               1,820       8,949          28,704          --           39,473
Depreciation and amortization                      7       5,221           5,248          --           10,476
                                          ----------     -------       ---------      -------       ---------
Operating income                              29,125      31,830          41,871      (48,139)         54,687
                                          ----------     -------       ---------      -------       ---------
Other income (deductions):
Interest income                                  735         305             377          --            1,417
Interest expense                              (8,234)        (44)           (191)         --           (8,469)
Financing costs                               (4,978)        --             --            --           (4,978)
Other, net                                       (39)        331              12          --              304
                                          ----------     -------       ---------      -------       ---------
          Total other income
             (deductions)                    (12,516)        592             198          --          (11,726)

Income before provision for income
   taxes and minority interest                16,609      32,422          42,069      (48,139)         42,961
Minority interest in consolidated
   income                                        --          --             --         24,790          24,790
Provision for income taxes                     5,815       1,470              92          --            7,377
                                          ----------     -------       ---------      -------       ---------
          Net income                      $   10,794     $30,952       $  41,977     $(72,929)      $  10,794
                                          ==========     =======       =========     ========       =========


                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   Condensed Consolidating Statement of Income

                                                    Year Ended December 31, 1997
($ in thousands)

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services, Inc. Subsidiaries   Subsidiaries     Entries          Total



Fee revenue:
  Lithotripsy:
     Fee revenues                       $    --        $   20,863       $63,674      $     --       $   84,537
     Management fees                         --             3,978         2,259            --            6,237
     Equity income                         27,386          18,587           --         (43,634)          2,339
                                           27,386          43,428        65,933        (43,634)         93,113

  Manufacturing                               --              --          2,358            --            2,358
  Cardiac                                     --              479           --             --              479
  Other                                       --               29           --             --               29
                                          ----------      -------       --------       -------       ---------
          Total fee revenue                27,386          43,936        68,291        (43,634)         95,979

Costs of services and general and
     administrative expenses
       Lithotripsy                            --            4,646        20,735            --           25,381
       Manufacturing                          --              --          1,743            --            1,743
       Cardiac                                --              310           --             --              310
       Other                                  --              168           --             --              168
       Corporate                              567           5,116           --             --            5,683
                                          ----------      -------       --------       -------       ---------
                                              567          10,240        22,478            --           33,285
   Depreciation and amortization                7           5,157         4,747            --            9,911
                                          ----------      -------       --------       -------       ---------
          Total operating expenses            574          15,397        27,225            --           43,196
                                          ----------      -------       --------       -------       ---------
Operating income                           26,812          28,539        41,066        (43,634)         52,783
                                          ----------      -------       --------       -------       ---------
Other income (deductions):
    Interest and dividends                    --              309           431            --              740
    Interest expense                       (7,160)            (52)         (265)           --           (7,477)
    Loan fees and stock offering costs       (360)            --             --            --             (360)
    Other, net                                --             (128)          134            --                6
                                          ----------      -------       --------       -------       ---------
                                           (7,520)            129           300            --           (7,091)
Income before provision for income
   taxes and minority interest             19,292          28,668        41,366        (43,634)         45,692
Minority interest in consolidated
   income                                     --              --            --          25,041          25,041
Provision for income taxes                  4,436           1,282            77            --            5,795
                                          -------         -------       --------       -------       ---------
          Net income                    $  14,856      $   27,386     $  41,289      $ (68,675)     $   14,856
                                        =========      ==========     =========      =========      ==========

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   Condensed Consolidating Statement of Income


                                                    Year Ended December 31, 1996

($ in thousands)
                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services, Inc. Subsidiaries    Subsidiaries    Entries         Total
                                        -------------- -------------    ------------    -------         -----



Fee revenue:
  Lithotripsy:
     Fee revenues                       $     --       $   18,688     $  46,450      $      --      $   65,138
     Management fees                          --            3,180         1,518             --           4,698
     Equity income                         19,382          10,701           --          (28,317)         1,766
                                          -------         -------       --------       -------       ---------
                                           19,382          32,569        47,968         (28,317)        71,602

  Cardiac                                     --              802           --              --             802
                                          -------         -------       --------       -------       ---------
          Total fee revenue                19,382          33,371        47,968         (28,317)        72,404

Costs of services and general and
    administrative expenses
     Lithotripsy                              --            5,093        14,829             --          19,922
     Cardiac                                  --              632           --              --             632
     Corporate                                257           3,988           --              --           4,245
                                          -------         -------       --------       -------       ---------
                                              257           9,713        14,829             --          24,799

Depreciation and amortization                 127           3,537         4,758             --           8,422
                                          -------         -------       --------       -------       ---------
                 Total operating expenses     384          13,250        19,587             --          33,221
                                          -------         -------       --------       -------       ---------
Operating income                           18,998          20,121        28,381         (28,317)        39,183
                                          -------         -------       --------       -------       ---------
Other income (deductions):

   Interest and dividends                     --              202           257             --             459
   Interest expense                        (5,431)           (299)         (247)            --          (5,977)
   Loan fees and stock offering costs      (3,535)            --            --              --          (3,535)
   Other, net                                 --              207           163             --             370
                                          -------         -------       --------       -------       ---------
                                           (8,966)            110           173             --          (8,683)

Income before provision for income
   taxes and minority interest             10,032          20,231        28,554         (28,317)        30,500
Minority interest in consolidated
   income                                     --              --            --           19,543         19,543
Provision for income taxes                  1,071             849            76             --           1,996
                                          -------         -------       --------       -------       ---------
          Net income                    $   8,961      $   19,382     $  28,478      $  (47,860)    $    8,961
                                        =========      ==========     =========      ==========     ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET



($ in thousands)                                               December 31, 1998

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services, Inc. Subsidiaries   Subsidiaries      Entries        Total
                                        -------------- ------------   ------------      -------        -----





ASSETS:

Current Assets:
    Cash                                $   15,798     $   7,585      $  16,763      $     --       $   40,146
    Accounts receivable, net                   --          4,240         18,081            --           22,321
    Other receivables                          --          2,228            --             --            2,228
    Deferred income taxes                    1,603           727            --             --            2,330
    Prepaid expenses and
       other current assets                    --            456          2,318            --            2,774
                                         ---------       -------       --------       --------       ---------
        Total current assets                17,401        15,236         37,162            --           69,799
                                         ---------       -------       --------       --------       ---------
Property and equipment:
    Equipment, furniture and fixtures          --          5,301         29,184            --           34,485
    Building and leasehold improvements        --            491          1,582            --            2,073
                                         ---------       -------       --------       --------       ---------
                                               --          5,792         30,766            --           36,558

Less accumulated depreciation
  and amortization                             --         (4,485)       (13,986)           --          (18,471)
                                         ---------       -------       --------       --------       ---------
    Property and equipment, net                --          1,307         16,780            --           18,087
                                         ---------       -------       --------       --------       ---------
Investment in subsidiaries and other       178,611        24,003            --        (191,123)         11,491
investments
Goodwill, at cost, net of amortization         --        140,863            --             --          140,863
Other noncurrent assets                        105           488            286            --              879
                                         ---------       -------       --------       --------       ---------
    Total Assets                        $  196,117     $ 181,897      $  54,228      $(191,123)     $  241,119
                                        ==========     =========      =========      =========      ==========


LIABILITIES:

Current Liabilities:
    Current portion of long-term debt   $      --      $     --       $     890      $      --      $      890
    Accounts payable                         1,501         2,175          2,532             --           6,208
    Accrued expenses                         3,563         1,929         15,510             --          21,002
                                         ---------       -------       --------       --------       ---------
Total current liabilities                    5,064         4,104         18,932             --          28,100

Long-term debt, net of current portion     100,000           162            825             --         100,987
Deferred income taxes                        1,303         3,486            --              --           4,789
                                         ---------       -------       --------       --------       ---------
  Total liabilities                        106,367         7,752         19,757             --         133,876

Minority interest                              --            --             --           17,493         17,493

STOCKHOLDERS' EQUITY:

Common stock                                   194           --             --              --             194
Capital in excess of par value              87,380           --             --              --          87,380
Accumulated earnings                        18,615           --             --              --          18,615
Treasury stock                             (16,439)          --             --              --         (16,439)
Subsidiary net equity                          --        178,645         34,471        (213,116)           --
                                         ---------       -------       --------       --------       ---------
  Total stockholders' equity                89,750       178,645         34,471        (213,116)        89,750
                                         ---------       -------       --------       --------       ---------
  Total Liabilities and
     stockholders' equity               $  196,117     $ 186,397      $  54,228      $ (195,623)    $  241,119
                                        ==========     =========      =========      ==========     ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET

($ in thousands)                                               December 31, 1997

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services, Inc. Subsidiaries   Subsidiaries    Entries          Total
                                        -------------- ------------   ------------    -------          -----





ASSETS:

Current Assets:
    Cash                                $       18     $     6,260    $  17,492      $     --       $   23,770
    Accounts receivable, net                   --            4,564       14,823            --           19,387
    Other receivables                          291             578          234            --            1,103
    Deferred income taxes                      779             727          --             --            1,506
    Prepaid expenses and
      other current assets                      24           1,098          654            --            1,776
                                         ---------         -------      -------       --------       ---------
        Total current assets                 1,112          13,227       33,203            --           47,542
                                         ---------         -------      -------       --------       ---------
Property and equipment:
    Equipment, furniture and fixtures          --            5,970       26,703            --           32,673
    Leasehold improvements                     --              515           16            --              531
                                         ---------         -------      -------       --------       ---------
                                               --            6,485       26,719            --           33,204

Less accumulated depreciation
     and amortization                          --           (4,646)      (8,851)           --          (13,497)
                                         ---------         -------      -------       --------       ---------
    Property and equipment, net                --            1,839       17,868            --           19,707
                                         ---------         -------      -------       --------       ---------
Investment in subsidiaries and other       175,082          24,376          --        (187,153)         12,305
investments
Goodwill, at cost, net of amortization         --          143,790           33            --          143,823
Other noncurrent assets                        344           1,721          384            --            2,449
                                         ---------         -------      -------       --------       ---------
    Total Assets                        $  176,538     $   184,953    $  51,488      $(187,153)     $  225,826
                                        ==========     ===========    =========      =========      ==========


LIABILITIES:

Current Liabilities:
    Current portion of long-term debt   $    9,800     $         6    $   1,332      $     --       $   11,138
    Accounts payable                           --            3,439        1,947            --            5,386
    Accrued expenses                         3,367           2,563       14,929            --           20,85
                                         ---------         -------      -------       --------       ---------
Total current liabilities                   13,167           6,008       18,208            --           37,383
                                         ---------         -------      -------       --------       ---------
Long-term debt, net of current portion      69,200             161        1,837            --           71,198
Deferred income taxes                        2,107           3,702           --            --            5,809
                                         ---------         -------      -------       --------       ---------
  Total liabilities                         84,474           9,871       20,045            --          114,390
                                         ---------         -------      -------       --------       ---------
Minority interest                              --              --           --          19,372          19,372


STOCKHOLDERS' EQUITY:

Common stock                                   193             --           --             --              193
Capital in excess of par value              84,050             --           --             --           84,050
Accumulated earnings                         7,821             --           --             --            7,821
Subsidiary net equity                          --          175,082       31,443       (206,525)            --
                                         ---------         -------      -------       --------       ---------
  Total stockholders' equity                92,064         175,082       31,443       (206,525)         92,064
                                         ---------         -------      -------       --------       ---------
  Total Liabilities and
     stockholders' equity               $  176,538     $   184,953    $  51,488     $ (187,153)     $  225,826
                                        ==========     ===========    =========     ==========      ==========



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS








($ in thousands)                                   Year Ended December 31, 1998

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services, Inc. Subsidiaries    Subsidiaries    Entries          Total
                                        -------------- ------------    ------------    -------          -----


          CASH FLOWS FROM OPERATING
                 ACTIVITIES:

     Net cash provided by (used in)
        operating activities            $ (10,215)     $   9,608      $  46,158      $      --      $   45,551

CASH FLOWS FROM INVESTING
    ACTIVITIES:
Purchases of equipment and leasehold
   improvements                               --          (2,000)        (3,213)            --          (5,213)
Proceeds from sales of equipment              --             179             45             --             224
Distributions from subsidiaries            26,228         16,665            --          (42,893)           --
Investments                                   408          2,940            --              --           2,532
Other                                          22            166            127             --             315
                                         ---------       -------        -------        --------       ---------
     Net cash provided by (used in)
        investing activities               25,842         17,950         (3,041)        (42,893)        (2,142)
                                         ---------       -------        -------        --------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
Payments on notes payable exclusive of
       interest                           (79,000)           (5)         (1,479)            --         (80,484)
Borrowings on notes payable               100,000           --               25             --         100,025
Distributions to minority interest            --            --              --          (25,799)       (25,799)
Debt issuance costs                        (4,417)          --              --              --          (4,417)
Contributions by minority interest            --            --               72             --              72
Exercise of stock options                       9           --              --              --               9
Distributions to equity owners                --        (26,228)        (42,464)         68,692            --
                                         ---------         -------      -------       --------       ---------
     Net cash provided by (used in)
        financing activities                  153       (26,233)        (43,846)         42,893        (27,033)
                                         ---------       -------        -------        --------       ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    15,780         1,325            (729)            --          16,376

Cash and cash equivalents, beginning
   of period                                   18         6,260          17,492             --          23,770
                                         ---------       -------        -------        --------       ---------
Cash and cash equivalents, end of
   period                               $  15,798      $  7,585       $  16,763      $      --      $   40,146
                                        =========      ========       =========      ==========     ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


($ in thousands)                                    Year Ended December 31, 1997

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services, Inc. Subsidiaries   Subsidiaries     Entries          Total
                                        ---------------------------   ------------     -------          -----


          CASH FLOWS FROM OPERATING
                 ACTIVITIES:

     Net cash provided by (used in)
        operating activities            $    (9,441)   $  14,879      $  46,255      $      --      $   51,693

CASH FLOWS FROM INVESTING
    ACTIVITIES:
Purchase of lithotripter entities               --       (20,217)           --              --         (20,217)
Purchases of equipment and leasehold
   improvements                                 --        (1,516)        (3,030)            --          (4,546)
Proceeds from sales of equipment                --            30            --              --              30
Distributions from subsidiaries               6,865       16,667            --          (23,532)           --
Investments                                     --         1,690            --              --           1,690
Other                                           --            94            --              --              94
     Net cash provided by (used in)
        investing activities                  6,885       (3,252)        (3,030)        (23,532)       (22,949)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
Payments on notes payable exclusive of
       interest                             (47,750)      (1,100)        (1,478)            --         (50,328)
Borrowings on notes payable                  50,000          --           1,201             --          51,201
Distributions to minority interest              --           --             --          (28,667)       (28,667)
Contributions by minority interest              --           --           2,381             --           2,381
Exercise of stock options                       343          --              --             --             343
Distributions to equity owners                  --        (6,865)       (45,334)         52,199            --

     Net cash provided by (used in)
        financing activities                  2,593       (7,965)       (43,230)         23,532        (25,070)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          17        3,662             (5)            --           3,674

Cash and cash equivalents, beginning
   of period                                      1        2,598         17,497             --          20,096

Cash and cash equivalents, end of
   period                               $        18    $   6,260      $  17,492      $      --      $   23,770
                                        ===========    =========      =========      ==========     ==========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS





($ in thousands)

                                                    Year Ended December 31, 1996

                                        Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
                                        Services, Inc. Subsidiaries   Subsidiaries     Entries         Total
                                        -------------- ------------   ------------     -------         -----

CASH FLOWS FROM OPERATING
      ACTIVITIES:

     Net cash provided by (used in)
       operating activities             $   (4,310)    $   7,912      $  40,735      $      --      $   44,337

 CASH FLOWS FROM INVESTING
      ACTIVITIES:
     Purchase of lithotripter entities         --        (66,742)           --              --         (66,742)
     Purchases of equipment and leasehold
      improvements                             --         (1,131)        (1,395)            --          (2,526)
     Deferred payments on lithotripter
       entities                                --         (3,387)           --              --          (3,387)
     Proceeds from sales of equipment          --            --               6             --               6
     Contributions to subsidiaries         (57,510)          --             --           57,510            --
     Distributions from subsidiaries           --          7,180            --           (7,180)           --
     Investments                               --          1,257            --              --           1,257
     Other                                     --           (378)           --              --            (378)
     Net cash provided by (used in)
       investing activities                (57,510)      (63,201)        (1,389)         50,330        (71,770)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Payments on notes payable exclusive
         of interest                       (12,300)       (1,515)        (1,536)            --         (15,351)
   Borrowings on notes payable              74,000           --             --              --          74,000
   Distributions to minority interest          --            --             --          (13,440)       (13,440)
   Contributions from parent                   --         57,510            --          (57,510)           --
   Debt issuance costs                      (2,735)          --             --              --          (2,735)
   Exercise of stock options                   363           --             --              --             363
   Distributions to equity owners              --            --         (20,620)         20,620            --
     Net cash provided by (used in)
       financing activities                 59,328        55,995        (22,156)        (50,330)        42,837

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       (2,492)          706         17,190             --          15,404
Cash and cash equivalents, beginning
   of period                                 2,493         1,892            307             --           4,692
Cash and cash equivalents, end of
   period                               $        1     $   2,598      $  17,497      $      --      $   20,096
                                        ==========     =========      =========      =========      ==========
