Form 10-Q
period 1999-03-31
PRIME MEDICAL SERVICES INC /TX/
filed 1999-05-17
CIK 895810

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999

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

YES     x       NO
      -----         ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding at
         Title of Each Class                           April 30, 1999
         -------------------                           --------------
   Common Stock, $.01 par value                          17,104,767

                                     PART I


                              FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

($ in thousands, except per share data)       Three Months Ended March 31,
                                                1999               1998
                                               ------             -----
Fee revenue:
     Lithotripsy:
         Fee revenues                         $19,496            $18,512
         Management fees                        1,351              1,069
         Equity income                            562                578
                                             --------           --------
                                               21,409             20,159
     Manufacturing                              3,400              2,433
     Prostatherapy                                518                 83
     Cardiac                                       55                120
                                             --------           --------
         Total fee revenue                     25,382             22,795
                                             --------           --------

Costs and expenses:
    Cost of services and general
      and administrative expense
        Lithotripsy                             6,042              5,409
        Manufacturing                           2,454              1,698
        Prostatherapy                             457                108
        Cardiac                                    61                101
        Corporate                                 871              1,161
        Nonrecurring development
          and other costs                         --               1,617
                                             --------           --------

                                                9,885             10,094

    Depreciation and amortization               2,475              2,568
                                             --------           --------
                                               12,360             12,662
                                             --------           --------
Operating income                               13,022             10,133

Other income (deductions):
    Interest income                               405                183
    Interest expense                           (2,329)            (1,783)
    Financing costs                               --              (4,982)
    Other, net                                   (338)               156
                                             --------           --------

                                               (2,262)            (6,426)
                                             --------           --------
Income before provision for income taxes
    and minority interest                      10,760              3,707

Minority interest in consolidated income        5,443              5,032

Provision for income taxes                      2,155               (157)
                                             --------           --------

Net income (loss)                            $  3,162           $ (1,168)
                                             ========           ========


Basic earnings per share:
     Net income (loss)                       $   0.18           $  (0.06)
                                             ========           ========

     Weighted average shares outstanding       17,387             19,313
                                             ========           ========

Diluted earnings per share:
     Net income (loss)                       $   0.18           $  (0.06)
                                             ========           ========

     Weighted average shares outstanding       17,495             19,313
                                             ========           ========

                 See notes to consolidated financial statements.
                                       -3-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

($ in thousands)


                                                     March 31,      December 31,
                                                       1999            1998
                                                       ----            ----


ASSETS

Current assets:
     Cash                                            $ 34,766          $ 40,146
     Accounts receivable, less allowance
       for doubtful accounts of $954 in
       1999 and $966 in 1998                           22,533            22,321
     Other receivables                                  3,160             2,228
     Deferred income taxes                              1,883             2,330
     Prepaid expenses and other current assets          4,031             2,774
                                                     --------          --------

          Total current assets                         66,373            69,799

Property and equipment:
     Equipment, furniture and fixtures                 36,577            34,485
     Building and leasehold improvements                2,081             2,073
                                                     --------          --------

                                                       38,658            36,558

Less accumulated depreciation and
     amortization                                    ( 21,083)          (18,471)
                                                     --------          --------

     Property and equipment, net                       17,575            18,087


Other investments                                      11,020            11,491
Goodwill, at cost, net of amortization                139,847           140,863
Other noncurrent assets                                   806               879
                                                     --------          --------

                                                     $235,621          $241,119
                                                     ========          ========













          See accompanying notes to consolidated financial statements.
                                       -4-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)


($ in thousands)


                                                    March 31,      December 31,
                                                      1999            1998
                                                      ----            ----
LIABILITIES:

Current Liabilities:

  Current portion of long-term debt                  $    851         $     890
  Accounts payable                                      4,322             6,208
  Accrued distributions to minority interests           4,759             8,951
  Accrued expenses                                      7,600            12,051
                                                    ---------          --------

     Total current liabilities                         17,532            28,100

Long-term debt, net of current portion                102,129           100,987
Deferred income taxes                                   5,560             4,789
                                                    ---------          --------
     Total liabilities                                125,221           133,876

Minority interest                                      19,711            17,493

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                                       --                 --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,354,267 issued in 1999 and
  19,350,267 issued in 1998                               194               194
Capital in excess of par value                         87,398            87,380
Accumulated earnings                                   21,777            18,615
Treasury stock, at cost, 2,130,000 in 1999
  and 1,845,200 in 1998                              ( 18,680)          (16,439)
                                                    ---------          --------
     Total stockholders' equity                        90,689            89,750
                                                    ---------          --------
                                                    $ 235,621          $241,119
                                                    =========          ========











          See accompanying notes to consolidated financial statements.
                                       -5-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                                       Three Months Ended
                                                            March 31,
                                                   1999                  1998
                                                 --------              ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected                $  24,637            $  23,103
  Cash paid to employees, suppliers
     of goods and others                           (16,917)             (14,742)
  Interest received                                    405                  183
  Interest paid                                     (4,515)              (2,295)
  Income taxes paid                                   (832)              (3,258)
                                                 ---------             --------
         Net cash provided by
         operating activities                        2,778                2,991
                                                 ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and
    leasehold improvements                            (585)             ( 1,500)
  Distributions from investments                     1,064                  808
  Other                                                466                 (205)
                                                 ---------             --------
         Net cash provided by (used in)
         investing activities                          945                 (897)
                                                 ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                        1,508              100,025
  Payments on notes payable,
     exclusive of interest                            (406)             (79,326)
  Distributions to minority interest                (9,200)              (8,702)
  Contributions by minority interest                 1,224                  --
  Treasury stock purchased                          (2,241)                 --
  Exercise of stock options                             12                   24
                                                 ---------             --------
         Net cash provided by (used in)
         financing activities                       (9,103)              12,021
                                                 ---------             --------

NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                (5,380)              14,115

Cash and cash equivalents, beginning of period      40,146               23,770
                                                 ---------             --------

Cash and cash equivalents, end of period         $  34,766             $ 37,885
                                                 =========             ========









                 See notes to consolidated financial statements
                                       -6-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                                       Three Months Ended
                                                            March 31,
                                                       1999                1998
                                                      ------              ------
Reconciliation of net income (loss) to
  cash provided by operating activities
    Net income (loss)                                $  3,162          $ (1,168)

    Adjustments to reconcile net income (loss)
         to cash provided by
         operating activities:
            Minority interest in consolidated income    5,443             5,032
            Depreciation and amortization               2,475             2,568
            Provision for deferred income taxes            92              (539)
            Equity in earnings of affiliates             (562)             (578)
            Other                                         141               --

            Changes in  operating  assets
            and  liabilities:
                    Accounts receivable                   156               731
                    Other receivables                  (1,502)             (756)
                    Other current assets               (1,257)             (656)
                    Accounts payable                   (1,972)            2,273
                    Accrued expenses                   (3,398)           (3,916)
                                                     --------          --------

                    Total adjustments                    (384)            4,159
                                                     --------          --------

                  Net cash provided by
                    operating activities             $  2,778          $  2,991
                                                     ========          ========


















                 See notes to consolidated financial statements
                                       -7-

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

1.       General
--       -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1998 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 1999 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

2.       Noncash Investing and Financing Activities:
--       -------------------------------------------

In January 1999, three of the partnerships, that the Company is the general partner, merged into one partnership ("New"). Prior to the merger, one of the three partnerships had been accounted for as an equity investment and not been consolidated with the Company for financial statement purposes. After the merger, the new partnership has been included as part of the consolidated financial statements.


3.       Earnings per share:
--       -------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options. A reconciliation of such EPS data is as follows:

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)
                                   (continued)

                                                   Basic           Diluted
                                                 earnings          earnings
                                                 per share        per share
                                                 ---------        ---------

($ in thousands, except per share data)

1999

Net income                                       $   3,162          $ 3,162
                                                 =========          =======



Average number of shares outstanding                17,387           17,387
Effect of dilutive options                             --               108
                                                 ---------          -------


  Shares for EPS  calculation                       17,387           17,495
                                                 =========          =======

Net income per share                             $    0.18          $  0.18
                                                 =========          =======

1998

Net loss                                         $  (1,168)         $(1,168)
                                                 =========          =======

Average number of shares outstanding                19,313           19,313
Effect of dilutive options                             --               --
                                                 ---------          -------


  Shares for EPS calculation                        19,313           19,313
                                                 =========          =======

Net loss per share                               $   (0.06)         $ (0.06)
                                                 =========          =======

Unexercised stock options to purchase 1,186,500 and 1,358,000 shares of the Company's common stock as of March 31, 1999 and 1998 were not included in the computation of diluted EPS because the effect would be antidilutive.

4.       Segment Reporting
--       -----------------

The Company has two reportable segments: Medical, which includes lithotripsy, prostatherapy and cardiac rehabilitation, and Manufacturing. Lithotripsy and prostatherapy provides services related to the operation of the lithotripters and prostatherapy units, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers; and cardiac rehabilitation provides non-medical management services for several cardiac rehabilitation centers pursuant to agreements with physicians, clinics and hospitals. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers.

The Company measures performance based on pre-tax income or loss for its operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest revenue and expense.



    ($ in thousands)         Three Months Ended        Three Months Ended        Three Months Ended        Three Months Ended
                               March 31, 1999            March 31, 1999            March 31, 1998            March 31, 1998
                                   Medical                Manufacturing               Medical                Manufacturing
                                   -------                -------------               -------                -------------
      Revenue from
   external customers
                                   $21,982                    $3,400                  $20,362                    $2,433
      Intersegment
        revenues                         0                        46                        0                       135
     Segment profit                  7,734                       895                    7,887                       722


The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:
                                                   Three months ended March 31,

($ in thousands)                                      1999                1998
                                                     -----               -----
Total segment profit                                $8,629              $8,609
Unallocated corporate expenses
   General and administrative                         (871)             (1,161)
   Net interest expense                             (1,939)             (1,672)
   Loan fees and stock offering costs                  --               (4,982)
   Nonrecurring development and other costs            --               (1,617)
   Other, net                                         (502)               (502)
                                                    ------            --------
Unallocated corporate expenses total                (3,312)             (9,934)
                                                    ------            --------
Income before income taxes                          $5,317             $(1,325)
                                                    ======            ========



5.       Condensed Financial Information Regarding Guarantor Subsidiaries:
--       -----------------------------------------------------------------

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries for March 31, 1999 and 1998 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                   Condensed Consolidating Statement of Income

                        Three Months Ended March 31, 1999


($ in thousands)
                                         Prime Medical   Guarantor     Non-Guarantor   Eliminating  Consolidated
                                         Services Inc.  Subsidiaries   Subsidiaries      Entries       Total
                                         -------------  ------------   -------------     -------       -----



Fee revenue:
Lithotripsy:
     Fee revenues                         $     --          $ 5,009       $  14,487      $    --      $  19,496
     Management fees                            --              789             562           --          1,351
     Equity income                            7,999           4,434             --        (11,871)          562
                                          ---------         -------       ---------      --------     ---------
                                              7,999          10,232          15,049       (11,871)       21,409
Manufacturing                                   --              --            3,400           --          3,400
Prostatherapy                                   --              --              518           --            518
Cardiac                                         --               55             --            --             55
                                          ---------         -------       ---------      --------     ---------
          Total revenues                      7,999          10,287          18,967       (11,871)       25,382
                                          ---------         -------       ---------      --------     ---------
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                                --              545           5,497           --          6,042
     Manufacturing                              --             --             2,454           --          2,454
     Prostatherapy                              --             --               457           --            457
     Cardiac                                    --               61             --            --             61
     Corporate                                   29             842             --            --            871
                                          ---------         -------       ---------      --------     ---------
          Total costs and expenses               29           1,448           8,408           --          9,885
Depreciation and amortization                     2           1,206           1,267           --          2,475
                                          ---------         -------       ---------      --------     ---------
                                                 31           2,654           9,675           --         12,360
                                          ---------         -------       ---------      --------     ---------
Operating income                              7,968           7,633           9,292      (11,871)        13,022
                                          ---------         -------       ---------      --------     ---------
Other income (deductions):
Interest income                                 205             139              61          --             405
Interest expense                             (2,281)           --               (48)         --          (2,329)
Other, net                                     (607)            265               4          --            (338)
                                          ---------         -------       ---------      --------     ---------
          Total other income
             (deductions)                    (2,683)            404              17          --          (2,262)
                                          ---------         -------       ---------      --------     ---------
Income before provision for income
   taxes                                      5,285           8,037           9,309      (11,871)        10,760
Minority interest in consolidated
   income                                       --              --              --         5,443          5,443
Provision for income taxes                    2,123              38              (6)         --           2,155
                                          ---------         -------       ---------      --------     ---------
          Net income                      $   3,162         $ 7,999       $   9,315     $(17,314)     $   3,162
                                          =========         =======       =========     ========      =========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                   Condensed Consolidating Statement of Operations

                        Three Months Ended March 31, 1998


($ in thousands)
                                         Prime Medical   Guarantor     Non-Guarantor   Eliminating  Consolidated
                                         Services Inc.  Subsidiaries   Subsidiaries      Entries       Total
                                         -------------  ------------   ------------      -------       -----
Fee revenue:
Lithotripsy:
     Fee revenues                          $    --         $  4,805        $ 13,707     $    --       $  18,512
     Management fees                            --              677             392          --           1,069
     Equity income                            6,656           4,308            --        (10,386)           578
                                          ---------         -------       ---------      --------     ---------
                                              6,656           9,790          14,099      (10,386)        20,159
                                          ---------         -------       ---------      --------     ---------
Manufacturing                                   --              --            2,433          --           2,433
Prostatherapy                                   --              --               83          --              83
Cardiac                                         --              120             --           --             120
                                          ---------         -------       ---------      --------     ---------
          Total revenues                      6,656           9,910          16,615      (10,386)        22,795
                                          ---------         -------       ---------      --------     ---------
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                                --              472           4,937          --           5,409
     Manufacturing                              --              --            1,698          --           1,698
     Prostatherapy                              --              --              108          --             108
     Cardiac                                    --              101             --           --             101
     Corporate                                   49           1,112             --           --           1,161
     Nonrecurring development
        and other costs                       1,617             --              --           --           1,617
                                          ---------         -------       ---------      --------     ---------

          Total Cost and Expenses             1,666           1,685           6,743          --          10,094
Depreciation and amortization                     2           1,376           1,190          --           2,568
                                          ---------         -------       ---------      --------     ---------
Operating income                              4,988           6,849           8,682      (10,386)        10,133
                                          ---------         -------       ---------      --------     ---------
Other income (deductions):
Interest income                                  13              59             111          --             183
Interest expense                             (1,731)            (15)            (37)         --          (1,783)
Financing costs                              (4,978)            --               (4)         --          (4,982)
Other, net                                      --              131              25          --             156
                                           ---------         -------       ---------      --------     ---------
          Total other income
             (deductions)                    (6,696)            175              95          --          (6,426)
                                          ---------         -------       ---------      --------     ---------
Income (loss) before provision for
   income taxes                              (1,708)          7,024           8,777      (10,386)         3,707
Minority interest in consolidated
   income                                       --              --              --         5,032          5,032
Provision for income taxes                     (540)            368              15          --            (157)
                                          ---------         -------       ---------      --------     ---------
          Net income (loss)                $ (1,168)        $ 6,656        $  8,762     $(15,418)      $ (1,168)
                                           ========         =======        ========     ========       ========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                   (Unaudited)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                      Condensed Consolidating Balance Sheet

                                 March 31, 1999

    ($ in thousands)


                                         Prime Medical      Guarantor     Non-Guarantor Eliminating Consolidated
                                         Services, Inc.    Subsidiaries   Subsidiaries   Entries       Total
                                         --------------    ------------   ------------   -------       -----



ASSETS:

Current Assets:
Cash                                      $  15,617       $   7,690       $  11,459    $     --       $  34,766
Accounts receivable, net                        --            4,558          17,975          --          22,533
Other receivables                               --            3,160             --           --           3,160
Deferred income taxes                         1,156             727             --           --           1,883
Prepaid expenses and other current assets        28             574           3,429          --           4,031
                                          ---------         -------       ---------      --------     ---------
  Total current assets                       16,801          16,709          32,863          --          66,373
                                          ---------         -------       ---------      --------     ---------

Property and equipment:
Equipment, furniture and fixtures               --            4,967          31,610          --          36,577
Building and leasehold improvements             --              499           1,582          --           2,081
Less accumulated depreciation
  and amortization                              --           (4,588)        (16,495)         --         (21,083)
                                          ---------         -------       ---------      --------     ---------

Property and equipment, net                     --              878          16,697          --          17,575
                                          ---------         -------       ---------      --------     ---------
Investment in subsidiaries and other
 investments                                179,058          29,144             --      (197,182)        11,020
Goodwill, at cost, net of amortization          --          139,847             --           --         139,847
Other noncurrent assets                          48             758             --           --             806
                                          ---------         -------       ---------      --------     ---------
    Total assets                          $ 195,907       $ 187,336       $  49,560    $(197,182)     $ 235,621
                                          =========       =========       =========    =========      =========



LIABILITIES:

Current Liabilities:
Current portion of long-term debt         $     --        $     --         $    851     $    --       $     851
Accounts payable                                950           3,224             148          --           4,322
Accrued expenses                              2,193           1,530           8,636          --          12,359
                                          ---------         -------       ---------      --------     ---------
  Total current liabilities                   3,143           4,754           9,635          --          17,532
                                          ---------         -------       ---------      --------     ---------
Long-term debt, net of current portion      100,000             162           1,967          --         102,129
Deferred income taxes                         2,075           3,485             --           --           5,560
                                          ---------         -------       ---------      --------     ---------
  Total liabilities                         105,218           8,401          11,602          --         125,221
                                          ---------         -------       ---------      --------     ---------
Minority interest                               --              --              --        19,711         19,711


STOCKHOLDERS' EQUITY:

Common stock                                    194             --              --           --             194
Capital in excess of par value               87,398             --              --           --          87,398
Accumulated earnings                         21,777             --              --           --          21,777
Treasury stock                              (18,680)            --              --           --         (18,680)
Subsidiary net equity                           --          178,935          37,958     (216,893)           --
                                          ---------         -------       ---------      --------     ---------

  Total stockholders' equity                 90,689         178,935          37,958     (216,893)        90,689
                                          ---------         -------       ---------      --------     ---------
    Total liabilities and
       stockholders' equity               $ 195,907       $ 187,336        $ 49,560    $(197,182)     $ 235,621
                                          =========       =========        ========    =========      =========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)
                 Condensed Consolidating Statement of Cash Flows


                           Three Months Ended March 31, 1999


              ($ in thousands)           Prime Medical   Guarantor     Non-Guarantor   Eliminating  Consolidated
                                         Services, Inc. Subsidiaries   Subsidiaries      Entries        Total
                                         -------------- ------------   ------------      -------        -----




     Net cash (used) provided by
        operating activities              $  (5,503)       $ 1,947         $  6,334       $  --       $   2,778
                                          ---------         -------       ---------      --------     ---------

Cash flows from investing activities:
Purchases of equipment and leasehold
   improvements                                 --            (114)            (471)         --            (585)
Distributions from subsidiaries               7,551          4,864              --       (12,415)           --
Distributions from investments                  --           1,064              --           --           1,064
Other                                           --            (105)             571          --             466
                                          ---------         -------       ---------      --------     ---------
     Net cash provided (used) by
        investing activities                  7,551          5,709              100      (12,415)           945
                                          ---------         -------       ---------      --------     ---------
Cash flows from financing activities:
Payments on notes payable,
  exclusive of interest                         --             --              (406)         --            (406)
Borrowings on notes payable                     --             --             1,508          --           1,508
Distribution to minority interest               --             --               --        (9,200)        (9,200)
Contributions by minority interest              --             --             1,224          --           1,224
Purchase of treasury stock                   (2,241)           --               --           --          (2,241)
Other                                            12            --               --           --              12
Distributions to equity owners                  --          (7,551)         (14,064)      21,615            --
                                          ---------         -------       ---------      --------     ---------
     Net cash provided (used) by
        financing activities                 (2,229)        (7,551)         (11,738)      12,415         (9,103)
                                          ---------         -------       ---------      --------     ---------
     Net increase (decrease) in cash and
        cash equivalents                       (181)           105           (5,304)         --          (5,380)
Cash and cash equivalents at beginning
   of period                                 15,798          7,585           16,763          --          40,146
                                          ---------         -------       ---------      --------     ---------
Cash and cash equivalents at end of
   period                                 $  15,617        $ 7,690         $ 11,459       $  --       $  34,766
                                          =========        =======         ========       =======     =========




                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)
                 Condensed Consolidating Statement of Cash Flows


                        Three Months Ended March 31, 1998


              ($ in thousands)           Prime Medical  Guarantor      Non-Guarantor   Eliminating  Consolidated
                                         Services, Inc.Subsidiaries    Subsidiaries      Entries       Total
                                         --------------------------    ------------      -------       -----




     Net cash (used) provided by
        operating activities              $  (5,942)     $  (5,393)       $  14,326     $    --       $   2,991
                                          ---------         -------       ---------      --------     ---------

Cash flows from investing activities:
Purchases of equipment and leasehold
   improvements                                 --            (304)          (1,196)         --          (1,500)
Distributions from subsidiaries               3,058          4,720              --        (7,778)           --
Distributions from investments                  --             808              --           --             808
Other                                           --             (72)            (133)         --            (205)
                                          ---------         -------       ---------      --------     ---------
     Net cash provided (used) by
        investing activities                  3,058          5,152           (1,329)      (7,778)          (897)
                                          ---------         -------       ---------      --------     ---------
Cash flows from financing activities:
Payments on notes payable,
     exclusive of interest                  (79,000)            (2)            (324)         --         (79,326)
Borrowings on notes payable                 100,000            --                25          --         100,025
Distribution to minority interest               --             --               --        (8,702)        (8,702)
Other                                            24            --               --           --              24
Distributions to equity owners                  --          (3,058)         (13,422)      16,480            --
                                          ---------         -------       ---------      --------     ---------
     Net cash provided (used) by
        financing activities                 21,024         (3,060)         (13,721)       7,778         12,021
                                          ---------         -------       ---------      --------     ---------
     Net increase (decrease) in cash and
        cash equivalents                     18,140         (3,301)            (724)         --          14,115
Cash and cash equivalents at beginning
   of period                                     18          6,260           17,492          --          23,770
                                          ---------         -------       ---------      --------     ---------
Cash and cash equivalents at end of
   period                                 $  18,158      $   2,959        $  16,768     $    --       $  37,885
                                          =========      =========        =========     =========     =========





                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Revenues
--------

Total revenues for the three months ended March 31, 1999 increased $2,587,000 (11%) as compared to the same period in 1998. Revenues from manufacturing increased $967,000 (40%) due to the sale of trailers for MRI equipment, while the prior year revenues did not include any revenue from the sale of trailers for MRI equipment, since AK Associates did not become authorized under the GE certification process until mid 1998. Revenues from lithotripter operations increased by $1,250,000 (6%) primarily due to a increase in procedures performed. Revenues from prostatherapy operations increased $435,000 (524%) primarily because the California unit not becoming operational until June 1998. Revenues from cardiac centers decreased $65,000 (54%) primarily due to two discontinued cardiac centers.


Expenses
--------

Costs and expenses (excluding depreciation and amortization) for the three months ended March 31, 1999 decreased from 44% to 39% of revenues, primarily due to certain nonrecurring development and other costs of $1,617,000 recognized in the quarter ended March 31, 1998, and decreased $209,000 (2%) in absolute terms, compared to the same period in 1998. Cost of services and general and administrative expenses associated with manufacturing increased $756,000 (45%) due to the increase in MRI trailers manufactured. Costs of services associated with lithotripter operations increased $633,000 (12%) in absolute terms and increased from 27% to 28% of lithotripter revenues primarily due to the writeoff of start up costs incurred during the quarter. Cost of services associated with prostatherapy operations increased $349,000 (323%) due to the California unit discussed above. Cost of services associated with cardiac centers decreased $40,000 (40%). Corporate expenses were decreased from 5% to 3% of revenues, or $290,000 (25%), as the Company was able to successfully grow without proportionately adding overhead, and a reduction in the amounts due under management incentive plans.

Other Income (Deductions)
-------------------------

Other deductions for the three months ended March 31, 1999 decreased $4,164,000 (65%) compared to the same period in 1998, primarily due to financing costs totaling $4,982,000 associated with the $100 million debt offering and the $50 million increase in the senior revolving credit facility were expensed in the quarter ended March 31, 1998. This decrease was partially offset by a $494,000 increase in other deductions, net, primarily due to the writeoff of costs related to a proposed acquisition that was not consumated and $546,000 increase in interest expense, due to higher outstanding debt balances in the first quarter of 1999 compared to the same period in 1998.


Minority Interest In Consolidated Income
----------------------------------------

Minority interest in consolidated income for the three months ended March 31, 1999 increased $411,000 compared to the same period in 1998, primarily due to an increase in operating income of applicable entities resulting from an increase of procedures performed. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interests was $6,603,000 for the three months ended March 31, 1999 compared to $6,106,000 for the same period in 1998. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes
--------------------------

Provision for income taxes for the three months ended March 31, 1999 increased $2,312,000 compared to the same period in 1998 due to the loss in the first quarter of 1998 arising from the financing costs and development costs written off.

Liquidity and Capital Resources
-------------------------------

Cash was  $34,766,000  and  $40,146,000 at March 31, 1999 and December 31, 1998,
respectively. Cash provided by operations for the quarter ended March 31, 1999 was $2,778,000 compared to cash provided by operations for the quarter ended March 31, 1998 in the amount of $2,991,000. The decline was primarily attributable to higher interest expense payments.

Cash provided by investing activities for the quarter ended March 31, 1999 was $945,000 compared to cash used in investing activities for the quarter ended March 31, 1998 in the amount of $897,000. The increase was attributable to an increase in distributions from equity investments and a decrease in the purchase of equipment. Cash used in financing activities for the quarter ended March 31, 1999 was $9,103,000 which included distributions to minority interest totaling
$9,200,000, purchase of treasury stock of $2,241,000 and payments on notes payable of $406,000, which was partially offset by borrowings on notes payable of $1,508,000 and contributions by minority interest of $1,224,000. Cash provided by financing activities for the quarter ended March 31, 1998 was $12,021,000 which included $100,025,000 in new borrowings, which was partially offset by payments on notes payable and distributions to minority interest totaling $88,028,000.

The Company's existing senior credit facility is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, none of which was drawn at March 31, 1999 and April 30, 1999.

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


The Company intends to increase the number of its lithotripsy operations primarily through acquisitions. The Company believes that the fragmented nature of the lithotripsy industry, combined with operational challenges created by increasing regulatory and business complexities, including Stark II, the Illegal Remuneration Statute and similar state laws, will provide significant lithotripsy acquisition opportunities. Where appropriate, the Company will seek to increase its ownership interest in current lithotripsy operations by purchasing interests of urologists and other investors who desire to divest due to concerns over regulatory issues, a desire to realize a return on their investment or retirement. The Company intends to fund the purchase price for future acquisitions using borrowings under its senior credit facility, remaining proceeds from the offering of the Notes and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions where appropriate.

During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 2,249,500 shares of stock for a total of $19,545,000 as of April 30, 1999.

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

The Company formed a Year 2000 Committee in mid 1998. The Committee was charged with examining (1) internal hardware and software systems; (2) medical equipment; (3) physical facilities; and (4) outside suppliers, as these items relate to potential problems that could be caused by the inability to process dates beyond December 31, 1999.

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

                                             PRIME MEDICAL SERVICES, INC.




Date: May 17, 1999                           By: /s/ Cheryl L. Williams
                                                 ----------------------
                                                 Cheryl L. Williams,
                                                   Vice President
                                                   and Chief Financial Officer