Form 10-Q
period 1999-06-30
PRIME MEDICAL SERVICES INC /TX/
filed 1999-08-13
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999

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

YES     X         NO
     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Number of Shares Outstanding at
     Title of Each Class                                   July 31, 1999
 Common Stock, $.01 par value                               16,847,467

                                     PART I


                              FINANCIAL INFORMATION

                                   PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

($ in thousands, except per share data)

                                                           Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                        1999              1998             1999              1998
                                                      -------           -------          -------           -------
Fee revenue:
     Lithotripsy:
          Fee revenues                                $21,577           $21,028         $ 41,073           $39,540
          Management fees                               1,411             1,289            2,762             2,358
          Equity income                                   601               672            1,163             1,250
                                                      -------           -------          -------           -------
                                                       23,589            22,989           44,998            43,148

     Manufacturing                                      4,473             1,728            7,873             4,161
     Prostatherapy                                        485               224            1,003               307
     Cardiac                                               61                88              116               208
                                                      -------           -------          -------           -------
        Total fee revenue                              28,608            25,029           53,990            47,824
                                                      -------           -------          -------           -------

Costs and expenses:
     Cost of services and general
       and administrative expense
          Lithotripsy                                   5,798             5,989           11,840            11,398
          Manufacturing                                 3,342             1,459            5,796             3,157
          Prostatherapy                                   371               161              828               269
          Cardiac                                          58                47              119               148
          Corporate                                     1,357             1,266            2,228             2,427
          Nonrecurring development and
            other costs                                  --                 --              --               1,617
                                                      -------           -------          -------           -------

                                                       10,926             8,922           20,811            19,016

     Depreciation and amortization                      2,553             2,605            5,028             5,173
                                                      -------           -------          -------           -------

                                                       13,479            11,527           25,839            24,189
                                                      -------           -------          -------           -------

Operating income                                       15,129            13,502           28,151            23,635

Other income (deductions):
     Interest and dividends                               333               403              738               586
     Interest expense                                  (2,325)           (2,331)          (4,654)           (4,114)
     Financing costs                                     --                --               --              (4,982)
     Release of contractual obligation                  1,140              --              1,140              --
     Other, net                                            47               176             (291)              332
                                                      -------           -------          -------           -------

                                                         (805)           (1,752)          (3,067)           (8,178)
                                                      -------           -------          -------           -------

Income before provision for income taxes
    and minority interest                              14,324            11,750           25,084            15,457

Minority interest in consolidated income                7,201             6,001           12,644            11,033
Provision for income taxes                              2,821             2,232            4,976             2,075
                                                      -------           -------          -------           -------

Net income                                            $ 4,302           $ 3,517          $ 7,464           $ 2,349
                                                      =======           =======          =======           =======

Basic earnings per share:
     Net income                                       $  0.25           $  0.18          $  0.43           $  0.12
                                                      =======           =======          =======           =======
     Weighted average shares outstanding               17,098            19,088           17,241            19,200
                                                      =======           =======          =======           =======

Diluted earnings per share:
     Net income                                       $  0.25           $  0.18          $  0.43           $  0.12
                                                      =======           =======          =======           =======
     Weighted average shares outstanding               17,196            19,223           17,344            19,344
                                                      =======           =======          =======           =======

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

($ in thousands)

                                                                                        June 30,         December 31,
                                                                                          1999              1998
                                                                                        --------          --------
ASSETS

Current assets:
     Cash                                                                               $ 36,101          $ 40,146
     Accounts receivable, less allowance
       for doubtful accounts of $968 in
       1999 and $966 in 1998                                                              24,893            22,321
     Other receivables                                                                     2,683             2,228
     Deferred income taxes                                                                 1,517             2,330
     Prepaid expenses and other current assets                                             5,001             2,774
                                                                                        --------          --------

          Total current assets                                                            70,195            69,799
                                                                                        --------          --------

Property and equipment:
     Equipment, furniture and fixtures                                                    37,284            34,485
     Building and leasehold improvements                                                   2,081             2,073
                                                                                        --------          --------

                                                                                          39,365            36,558

Less accumulated depreciation and
     amortization                                                                        (21,754)          (18,471)
                                                                                        --------          --------

     Property and equipment, net                                                          17,611            18,087


Other investments                                                                         10,716            11,491
Goodwill, at cost, net of amortization                                                   138,829           140,863
Other noncurrent assets                                                                    1,036               879
                                                                                        --------          --------

                                                                                       $ 238,387         $ 241,119
                                                                                        ========          ========















          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


($ in thousands)

                                                                                        June 30,          December 31,
                                                                                          1999              1998
                                                                                        --------          --------
LIABILITIES:

Current liabilities:

  Current portion of long-term debt                                                    $     797         $     890
  Accounts payable                                                                         4,558             6,208
  Accrued distributions to minority interests                                                 55             8,951
  Accrued expenses                                                                         9,124            12,051
                                                                                        --------          --------

     Total current liabilities                                                            14,534            28,100

Long-term debt, net of current portion                                                   101,701           100,987
Deferred income taxes                                                                      6,074             4,789
                                                                                        --------          --------
     Total liabilities                                                                   122,309           133,876

Minority interest                                                                         22,727            17,493

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                                                                          --                 --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,359,267 issued in 1999 and
  19,350,267 issued in 1998                                                                  194               194
Capital in excess of par value                                                            87,440            87,380
Accumulated earnings                                                                      26,079            18,615
Treasury stock, at cost, 2,360,900 in 1999
  and 1,845,200 in 1998                                                                  (20,362)          (16,439)
                                                                                        --------          --------
     Total stockholders' equity                                                           93,351            89,750
                                                                                        --------          --------

                                                                                       $ 238,387         $ 241,119
                                                                                        ========          ========














          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                         1999               1998
                                                                                       --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected                                                      $ 51,383           $ 45,792
  Cash paid to employees, suppliers
         of goods and others                                                            (28,545)           (24,695)
  Interest received                                                                         738                586
  Interest paid                                                                          (4,555)            (2,409)
  Income taxes paid                                                                      (3,147)            (6,312)
                                                                                       --------           --------
         Net cash provided by
         operating activities                                                            15,874             12,962
                                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment and
         leasehold improvements                                                          (2,081)            (2,068)
  Distributions from investments                                                          1,540              1,843
  Purchase of investments                                                                    -                (107)
  Other                                                                                     522                540
                                                                                       --------           --------
         Net cash provided by (used in)
         investing activities                                                               (19)               208
                                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                                             1,508            100,025
  Payments on notes payable, exclusive of interest                                         (887)           (80,098)
  Distributions to minority interest                                                    (18,789)           (19,053)
  Contributions by minority interest                                                      2,138                -
  Purchase of treasury stock                                                             (3,923)            (6,126)
  Exercise of stock options                                                                  53                 70
                                                                                       --------           --------

         Net cash used in financing activities                                          (19,900)            (5,182)
                                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                                     (4,045)             7,988

Cash and cash equivalents, beginning of period                                           40,146             23,770
                                                                                       --------           --------

Cash and cash equivalents, end of period                                                $ 36,101          $ 31,758
                                                                                        ========          ========









                 See notes to consolidated financial statements

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                         1999              1998
                                                                                       --------          --------
Reconciliation of net income to
  cash provided by operating activities
    Net income                                                                         $  7,464          $  2,349

    Adjustments to reconcile net income
         to cash provided by
         operating activities:
            Minority interest in consolidated income                                     12,644            11,033
            Depreciation and amortization                                                 5,028             5,173
            Provision for deferred income taxes                                           2,098              (766)
            Equity in earnings of affiliates                                             (1,113)           (1,250)
            Other                                                                           (51)              --

            Changes in operating assets and
                  liabilities:
                    Accounts receivable                                                  (2,203)            (1,113)
                    Other receivables                                                    (1,024)              (426)
                    Other current assets                                                 (2,227)            (1,296)
                    Accounts payable                                                     (1,737)             2,677
                    Accrued expenses                                                     (3,005)            (3,419)

                                                                                       --------           --------
                    Total adjustments                                                     8,410             10,613
                                                                                       --------           --------

                  Net cash provided by
                    operating activities                                               $ 15,874           $ 12,962
                                                                                       ========           ========






















                 See notes to consolidated financial statements

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

1.       General
--       -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1998 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 1999 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

2.       Earnings per share
--       ------------------

Basic earnings per share ("EPS") is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options. A reconciliation of such EPS data is as follows:

                                                                                      Basic            Diluted
                                                                                     earnings          earnings
Six Months Ended June 30, 1999                                                       per share         per share
                                                                                     ---------         ---------
                                                                                       (in thousands, except
                                                                                          per share data)

Net income                                                                           $   7,464          $  7,464
                                                                                     =========         =========

Average number of shares outstanding                                                    17,241            17,241
Effect of dilutive options                                                                --                 103
                                                                                     ---------         ---------
Shares for EPS calculation                                                              17,241            17,344
                                                                                     =========         =========

Net income per share                                                                 $    0.43         $    0.43
                                                                                     =========         =========

Six Months Ended June 30, 1998

Net income                                                                           $   2,349         $   2,349
                                                                                     =========         =========

Average number of shares outstanding                                                    19,200            19,200
Effect of dilutive options                                                                 --                144
                                                                                     ---------         ---------
  Shares for EPS  calculation                                                           19,200            19,344
                                                                                     =========         =========

Net income per share                                                                 $    0.12         $    0.12
                                                                                     =========         =========

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

2.       Earnings per share, continued
--       -----------------------------

                                                                                      Basic            Diluted
                                                                                     earnings          earnings
Three Months Ended June 30, 1999                                                     per share         per share
                                                                                     ---------         ---------
                                                                                       (in thousands, except
                                                                                          per share data)

Net income                                                                            $  4,302          $  4,302
                                                                                     =========         =========

Average number of shares outstanding                                                    17,098            17,098
Effect of dilutive options                                                                 --                 98
                                                                                     ---------         ---------
  Shares for EPS calculation                                                            17,098            17,196
                                                                                     =========         =========

Net income per share                                                                  $   0.25          $   0.25
                                                                                     =========         =========

Three Months Ended June 30, 1998

Net income                                                                            $  3,517           $ 3,517
                                                                                     =========         =========

Average number of shares outstanding                                                    19,088            19,088
Effect of dilutive options                                                                 --                145
                                                                                     ---------         ---------
  Shares for EPS calculation                                                            19,088            19,223
                                                                                     =========         =========

Net income per share                                                                  $   0.18          $   0.18
                                                                                     =========         =========

Unexercised stock options to purchase 1,616,500 and 1,229,000 shares of the Company's common stock as of June 30, 1999 and 1998 were not included in the computation of diluted EPS because the effect would be antidilutive.

3.       Segment Reporting
--       -----------------

The Company has two reportable segments: Medical, which includes lithotripsy, prostatherapy and cardiac rehabilitation, and Manufacturing. Lithotripsy and prostatherapy provide services related to the operation of the lithotripters and prostatherapy units, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers; and cardiac rehabilitation provides non-medical management services for several cardiac rehabilitation centers pursuant to agreements with physicians, clinics and hospitals. The manufacturing segment provides manufacturing services, installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers.

                          PRIME MEDICAL SERVICES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

3.       Segment Reporting, continued
--       ----------------------------

The Company measures performance based on the pretax income or loss from its operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest revenue and expense.

    ($ in thousands)          Six Months Ended          Six Months Ended          Six Months Ended          Six Months Ended
                               June 30, 1999             June 30, 1999             June 30, 1998             June 30, 1998
                               -------------             -------------             -------------             -------------

                                  Medical                Manufacturing                Medical                Manufacturing
                                  -------                -------------                -------                -------------
Revenue from
external customers                $46,117                    $7,873                   $43,663                    $4,161

Intersegment
revenues                              -                         148                       -                         210

Segment profit                     16,870                     1,443                    16,721                       898

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of income:

                                                                                    Six  months ended June 30,
                                                                                      1999              1998
                                                                                    -------           -------
                                                                                         ($ in thousands)

Total segment profit                                                                $18,313           $17,619

Unallocated corporate expenses:
     General and administrative expenses                                             (2,228)           (2,427)
     Net interest expense                                                            (3,926)           (3,635)
     Financing costs                                                                    -              (4,982)
     Nonrecurring development and other costs                                           -              (1,617)
     Release of contractual obligation                                                1,140               -
     Other, net                                                                        (859)             (534)
                                                                                    -------           -------

Income before income taxes                                                          $12,440           $ 4,424
                                                                                    =======           =======

    ($ in thousands)          Three Months Ended        Three Months Ended        Three Months Ended        Three Months Ended
                               June 30, 1999             June 30, 1999             June 30, 1998             June 30, 1998
                               -------------             -------------             -------------             -------------

                                  Medical                Manufacturing                Medical                Manufacturing
                                  -------                -------------                -------                -------------
Revenue from
external customers                $24,135                    $4,473                   $23,301                    $1,728

Intersegment
revenues                              -                        102                        -                          75

Segment profit                      8,858                      783                      8,834                       176

                          PRIME MEDICAL SERVICES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

3.       Segment Reporting, continued
--       ----------------------------
The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of income:

                                                                                    Three months ended June 30,
                                                                                       1999             1998
                                                                                     -------           -------
                                                                                         ($ in thousands)

Total segment profit                                                                 $ 9,641           $ 9,010

Unallocated corporate expenses:
     General and administrative expenses                                              (1,357)           (1,266)
     Net interest expense                                                             (1,986)           (1,963)
     Release of contractual obligation                                                 1,140               -
     Other, net                                                                         (315)              (32)
                                                                                     -------           -------

Income before income taxes                                                           $ 7,123           $ 5,749
                                                                                     =======           =======

4.       Condensed Financial Information Regarding Guarantor Subsidiaries
--       ----------------------------------------------------------------
Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries for June 30, 1999 and 1998 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

4.  Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--  ---------------------------------------------------------------------------

                   Condensed Consolidating Statement of Income

                                                           Six Months Ended June 30, 1999
($ in thousands)
                                        Prime Medical     Guarantor   Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.   Subsidiaries  Subsidiaries     Entries          Total



Fee revenue:
Lithotripsy:
     Fee revenues                       $      -       $    9,899     $   31,174     $      -       $   41,073
     Management fees                           -            1,725          1,037            -            2,762
     Equity income                          17,286          9,718             -         (25,841)         1,163
                                        ----------     ----------     ----------     ----------     ----------
                                            17,286         21,342         32,211        (25,841)        44,998
Manufacturing                                  -              -            7,873            -            7,873
Prostatherapy                                  -              -            1,003            -            1,003
Cardiac                                        -              116             -             -              116
                                        ----------     ----------     ----------     ----------     ----------
          Total revenues                    17,286         21,458         41,087        (25,841)        53,990
                                        ----------     ----------     ----------     ----------     ----------
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                               -            1,135         10,705            -           11,840
     Manufacturing                             -              -            5,796            -            5,796
     Prostatherapy                             -              -              828            -              828
     Cardiac                                   -              119            -              -              119
     Corporate                                 147          2,081            -              -            2,228
                                        ----------     ----------     ----------     ----------     ----------
          Total costs and expenses             147          3,335         17,329            -           20,811
Depreciation and amortization                    3          2,436          2,589            -            5,028
                                        ----------     ----------     ----------     ----------     ----------
                                               150          5,771         19,918            -           25,839
                                        ----------     ----------     ----------     ----------     ----------
Operating income                            17,136         15,687         21,169        (25,841)        28,151
                                        ----------     ----------     ----------     ----------     ----------
Other income (deductions):
Interest income                                352            280            106            -              738
Interest expense                            (4,554)           -             (100)           -           (4,654)
Release of contractual obligation              -            1,140            -              -            1,140
Other, net                                    (726)           417             18            -             (291)
                                        ----------     ----------     ----------     ----------     ----------
          Total other income
             (deductions)                   (4,928)         1,837             24            -           (3,067)
Income before provision for income
   taxes and minority interest              12,208         17,524         21,193        (25,841)        25,084
Minority interest in consolidated
   income                                       -             -              -           12,644         12,644
Provision for income taxes                   4,744            238             (6)           -            4,976
                                        ----------     ----------     ----------     ----------     ----------
          Net income                    $    7,464     $   17,286     $   21,199     $  (38,485)    $    7,464
                                        ==========     ==========     ==========     ==========     ==========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

4.  Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--  ---------------------------------------------------------------------------

                   Condensed Consolidating Statement of Income

                                                          Six Months Ended June 30, 1998
($ in thousands)
                                        Prime Medical     Guarantor   Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.   Subsidiaries  Subsidiaries     Entries          Total



Fee revenue:
Lithotripsy:
     Fee revenues                       $      -       $   10,602     $   28,938     $      -       $   39,540
     Management fees                           -            1,367            991            -            2,358
     Equity income                          14,062          8,972            -          (21,784)         1,250
                                        ----------     ----------     ----------     ----------     ----------
                                            14,062         20,941         29,929        (21,784)        43,148
Manufacturing                                  -              -            4,161            -            4,161
Prostatherapy                                  -              -              307            -              307
Cardiac                                        -              208            -              -              208
                                        ----------     ----------     ----------     ----------     ----------
          Total revenues                    14,062         21,149         34,397        (21,784)        47,824
                                        ----------     ----------     ----------     ----------     ----------
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                               -            1,692          9,706            -           11,398
     Manufacturing                             -              -            3,157            -            3,157
     Prostatherapy                             -              -              269            -              269
     Cardiac                                   -              148            -              -              148
     Corporate                                  75          2,352            -              -            2,427
        Nonrecurring development
            and other costs                  1,617             -             -              -            1,617
                                        ----------     ----------     ----------     ----------     ----------
          Total costs and expenses           1,692          4,192         13,132            -           19,016
Depreciation and amortization                    3          2,620          2,550            -            5,173
                                        ----------     ----------     ----------     ----------     ----------
Operating income                            12,367         14,337         18,715        (21,784)        23,635
                                        ----------     ----------     ----------     ----------     ----------
Other income (deductions):
Interest income                                253            125            208            -              586
Interest expense                            (3,992)            (3)          (119)           -           (4,114)
Financing costs                             (4,982)           -              -              -           (4,982)
Other, net                                       3            328              1            -              332
                                        ----------     ----------     ----------     ----------     ----------
          Total other income
             (deductions)                   (8,718)           450             90            -           (8,178)
Income before provision for
   income taxes and minority interest        3,649         14,787         18,805        (21,784)        15,457
Minority interest in consolidated
   income                                      -              -              -           11,033         11,033
Provision for income taxes                   1,300            725             50            -            2,075
                                        ----------     ----------     ----------     ----------     ----------
          Net income                    $    2,349     $   14,062     $   18,755     $  (32,817)    $    2,349
                                        ==========     ==========     ==========     ==========     ==========

                                      -13-

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

4.  Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--  ---------------------------------------------------------------------------

                   Condensed Consolidating Statement of Income

                                                         Three Months Ended June 30, 1999

($ in thousands)
                                        Prime Medical     Guarantor   Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.   Subsidiaries  Subsidiaries     Entries          Total



Fee revenue:
Lithotripsy:
     Fee revenues                       $      -       $    4,890     $   16,687     $      -       $   21,577
     Management fees                           -              937            474            -            1,411
     Equity income                           9,289          5,284            -          (13,972)           601
                                        ----------     ----------     ----------     ----------     ----------
                                             9,289         11,111         17,161        (13,972)        23,589
Manufacturing                                  -              -            4,473            -            4,473
Prostatherapy                                  -              -              485            -              485
Cardiac                                        -               61            -              -               61
                                        ----------     ----------     ----------     ----------     ----------
          Total revenues                     9,289         11,172         22,119        (13,972)        28,608
                                        ----------     ----------     ----------     ----------     ----------
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                               -              590          5,208            -            5,798
     Manufacturing                             -              -            3,342            -            3,342
     Prostatherapy                             -              -              371            -              371
     Cardiac                                   -               58            -              -               58
     Corporate                                 118          1,239            -              -            1,357
                                        ----------     ----------     ----------     ----------     ----------
          Total costs and expenses             118          1,887          8,921            -           10,926
Depreciation and amortization                    2          1,230          1,321            -            2,553
                                        ----------     ----------     ----------     ----------     ----------
                                               120          3,117         10,242            -           13,479
                                        ----------     ----------     ----------     ----------     ----------
Operating income                             9,169          8,055         11,877        (13,972)        15,129
                                        ----------     ----------     ----------     ----------     ----------
Other income (deductions):
Interest income                                147            141             45            -              333
Interest expense                            (2,273)           -              (52)           -           (2,325)
Release of contractual obligation              -            1,140            -              -            1,140
Other, net                                    (119)           152             14            -               47
                                        ----------     ----------     ----------     ----------     ----------
          Total other income
             (deductions)                   (2,245)         1,433              7            -             (805)
Income before provision for income
   taxes and minority interest               6,924          9,488         11,884        (13,972)        14,324
Minority interest in consolidated
   income                                      -              -              -            7,201          7,201
Provision for income taxes                   2,622            199            -              -            2,821
                                        ----------     ----------     ----------     ----------     ----------
          Net income                    $    4,302     $    9,289     $   11,884     $  (21,173)    $    4,302
                                        ==========     ==========     ==========     ==========     ==========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

4.  Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--  ---------------------------------------------------------------------------

                   Condensed Consolidating Statement of Income

                                                         Three Months Ended June 30, 1998
($ in thousands)
                                        Prime Medical     Guarantor   Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.   Subsidiaries  Subsidiaries     Entries          Total



Fee revenue:
Lithotripsy:
     Fee revenues                       $      -       $    5,797     $   15,231     $      -       $   21,028
     Management fees                           -              690            599            -            1,289
     Equity income                           7,406          4,664            -          (11,398)           672
                                        ----------     ----------     ----------     ----------     ----------
                                             7,406         11,151         15,830        (11,398)        22,989
Manufacturing                                  -              -            1,728            -            1,728
Prostatherapy                                  -              -              224            -              224
Cardiac                                        -               88            -              -               88
                                        ----------     ----------     ----------     ----------     ----------
          Total revenues                     7,406         11,239         17,782        (11,398)        25,029
                                        ----------     ----------     ----------     ----------     ----------
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                               -            1,220          4,769            -            5,989
     Manufacturing                             -              -            1,459            -            1,459
     Prostatherapy                             -              -              161            -              161
     Cardiac                                   -               47            -              -               47
     Corporate                                  26          1,240            -              -            1,266
                                        ----------     ----------     ----------     ----------     ----------

          Total costs and expenses              26          2,507          6,389            -            8,922
Depreciation and amortization                    1          1,244          1,360            -            2,605
                                        ----------     ----------     ----------     ----------     ----------
                                                27          3,751          7,749            -           11,527
                                        ----------     ----------     ----------     ----------     ----------
Operating income                             7,379          7,488         10,033        (11,398)        13,502
                                        ----------     ----------     ----------     ----------     ----------
Other income (deductions):
Interest income                                240             66             97            -              403
Interest expense                            (2,265)            12            (78)           -           (2,331)
Other, net                                       3            197            (24)           -              176
                                        ----------     ----------     ----------     ----------     ----------
          Total other income
             (deductions)                   (2,022)           275             (5)           -           (1,752)
Income before provision for
   income taxes and minority interest        5,357          7,763         10,028        (11,398)        11,750
Minority interest in consolidated
   income                                      -              -              -            6,001          6,001
Provision for income taxes                   1,840            357             35            -            2,232
                                        ----------     ----------     ----------     ----------     ----------
          Net income                    $    3,517     $    7,406     $    9,993     $  (17,399)    $    3,517
                                        ==========     ==========     ==========     ==========     ==========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

4.  Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--  ---------------------------------------------------------------------------

                      Condensed Consolidating Balance Sheet

($ in thousands)                                                          June 30, 1999

                                        Prime Medical     Guarantor   Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.   Subsidiaries  Subsidiaries     Entries          Total

ASSETS:

Current assets:
Cash                                    $   15,566     $   14,050     $    6,485     $      -       $   36,101
Accounts receivable, net                       -            4,261         20,632            -           24,893
Other receivables                              -            2,683            -              -            2,683
Deferred income taxes                          790            727            -              -            1,517
Prepaid expenses and other current assets       51            300          4,650            -            5,001
                                        ----------     ----------     ----------     ----------     ----------
  Total current assets                      16,407         22,021         31,767            -           70,195
                                        ----------     ----------     ----------     ----------     ----------

Property and equipment:
Equipment, furniture and fixtures              -            5,263         32,021            -           37,284
Building and leasehold improvements            -              499          1,582            -            2,081
Less accumulated depreciation
  and amortization                             -           (4,508)       (17,246)           -          (21,754)
                                        ----------     ----------     ----------     ----------     ----------

Property and equipment, net                    -            1,254         16,357            -           17,611
Investment in subsidiaries and other
 investments                               184,072         30,183            -         (203,539)        10,716
Goodwill, at cost, net of amortization         -          138,829            -              -          138,829
Other noncurrent assets                        197            640           199             -            1,036
                                        ----------     ----------     ----------     ----------     ----------
    Total assets                        $  200,676     $  192,927     $   48,323     $ (203,539)    $  238,387
                                        ==========     ==========     ==========     ==========     ==========


LIABILITIES:

Current liabilities
Current portion of long-term debt       $      -       $      -       $      797     $      -       $      797
Accounts payable                               540          2,225          1,793            -            4,558
Accrued distributions to minority interests    -              -               55            -               55
Accrued expenses                             4,196          3,151          1,777            -            9,124
                                        ----------     ----------     ----------     ----------     ----------
  Total current liabilities                  4,736          5,376          4,422            -           14,534
Long-term debt, net of current portion     100,000            162          1,539            -          101,701
Deferred income taxes                        2,589          3,485            -              -            6,074
                                        ----------     ----------     ----------     ----------     ----------
  Total liabilities                        107,325          9,023         5,961             -          122,309
Minority interest                              -              -             -            22,727         22,727


STOCKHOLDERS' EQUITY:

Common stock                                   194            -             -               -              194
Capital in excess of par value              87,440            -             -               -           87,440
Accumulated earnings                        26,079            -             -               -           26,079
Treasury stock                             (20,362)           -             -               -          (20,362)
Subsidiary net equity                          -          183,904         42,362       (226,266)           -
                                        ----------     ----------     ----------     ----------     ----------
  Total stockholders' equity                93,351        183,904         42,362       (226,266)        93,351
                                        ----------     ----------     ----------     ----------     ----------
    Total liabilities and
       stockholders' equity             $  200,676     $  192,927     $   48,323     $ (203,539)    $  238,387
                                        ==========     ==========     ==========     ==========     ==========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

4.  Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--  ---------------------------------------------------------------------------

                 Condensed Consolidating Statement of Cash Flows

                                                           Six Months Ended June 30, 1999
($ in thousands)
                                        Prime Medical     Guarantor   Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.   Subsidiaries  Subsidiaries     Entries          Total


     Net cash (used) provided by
        operating activities            $   (8,221)    $    5,335     $   18,760     $      -       $   15,874
                                        ----------     ----------     ----------     ----------     ----------

Cash flows from investing activities:
Purchases of equipment and leasehold
   improvements                                -             (141)        (1,940)           -           (2,081)
Distributions from subsidiaries             11,859         11,440            -          (23,299)           -
Distributions from investments                 -            1,540            -              -            1,540
Other                                          -              150            372            -              522
                                        ----------     ----------     ----------     ----------     ----------
     Net cash provided (used) by
        investing activities                11,859         12,989         (1,568)       (23,299)           (19)
                                        ----------     ----------     ----------     ----------     ----------

Cash flows from financing activities:
Borrowings on notes payable                    -              -            1,508            -            1,508
Payments on notes payable,
   exclusive of interest                       -              -             (887)           -             (887)
Distribution to minority interest              -              -              -          (18,789)       (18,789)
Contributions by minority interest             -              -            2,138            -            2,138
Purchase of treasury stock                  (3,923)           -              -              -           (3,923)
Other                                           53            -              -              -               53
Distributions to equity owners                 -          (11,859)       (30,229)        42,088            -
                                        ----------     ----------     ----------     ----------     ----------
     Net cash provided (used) by
        financing activities                (3,870)       (11,859)       (27,470)        23,299        (19,900)
                                        ----------     ----------     ----------     ----------     ----------
     Net increase (decrease) in cash and
        cash equivalents                      (232)         6,465        (10,278)           -           (4,045)
Cash and cash equivalents at beginning
   of period                                15,798          7,585         16,763            -           40,146
                                        ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents at end of
   period                               $   15,566     $   14,050     $    6,485     $      -       $   36,101
                                        ==========     ==========     ==========     ==========     ==========





                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

4.  Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--  ---------------------------------------------------------------------------

                 Condensed Consolidating Statement of Cash Flows

                                                              Six Months Ended June 30, 1998
($ in thousands)
                                        Prime Medical     Guarantor   Non-Guarantor  Eliminating    Consolidated
                                        Services Inc.   Subsidiaries  Subsidiaries     Entries          Total


     Net cash (used) provided by
        operating activities            $  (11,580)    $    2,891     $   21,651     $      -       $   12,962
                                        ----------     ----------     ----------     ----------     ----------

Cash flows from investing activities:
Purchases of equipment and leasehold
   improvements                                -             (606)        (1,462)           -           (2,068)
Distributions from subsidiaries             16,277         11,149            -          (27,426)           -
Investments                                   (107)         1,843            -              -            1,736
Other                                          136            254            150            -              540
                                        ----------     ----------     ----------     ----------     ----------
     Net cash provided (used) by
        investing activities                16,306         12,640         (1,312)       (27,426)           208
                                        ----------     ----------     ----------     ----------     ----------

Cash flows from financing activities:
Payments on notes payable,
   exclusive of interest                   (79,000)            (5)        (1,093)           -          (80,098)
Borrowings on notes payable                100,000            -               25            -          100,025
Distribution to minority interest              -              -              -          (19,053)       (19,053)
Purchase of treasury stock                  (6,126)           -              -              -           (6,126)
Other                                           70            -              -              -               70
Distributions to equity owners                 -          (16,277)       (30,202)        46,479             -
                                        ----------     ----------     ----------     ----------     ----------
     Net cash provided (used) by
        financing activities                14,944        (16,282)       (31,270)        27,426         (5,182)
                                        ----------     ----------     ----------     ----------     ----------
     Net increase (decrease) in cash and
        cash equivalents                    19,670           (751)       (10,931)           -            7,988
Cash and cash equivalents at beginning
   of period                                    18          6,260         17,492            -           23,770
                                        ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents at end of
   period                               $   19,688     $    5,509     $    6,561     $      -       $   31,758
                                        ==========     ==========     ==========     ==========     ==========


                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Results of Operations

Revenues
--------

For the six months ended June 30, 1999, total revenues increased $6,166,000 (13%) as compared to the same period in 1998. Revenues from manufacturing increased $3,712,000 (89%). During 1998 the manufacturing facility became certified by GE to provide trailers for GE MRI equipment which has resulted in increased sales. Revenues from lithotripsy operations increased by $1,850,000 (4%) due to an increase in procedures performed and a slight increase in the average reimbursement per procedure. The increase in the procedures performed is the result of both the formation of several new partnerships during late 1998 and early 1999, and increased performance at existing partnerships. Revenues from prostatherapy operations increased $696,000 (227%) because the California unit did not become operational until June 1998. Revenues from cardiac centers decreased $92,000 primarily due to two discontinued cardiac centers.

Total revenues for the three months ended June 30, 1999 increased $3,579,000 (14%) as compared to the same period in 1998. Revenues from manufacturing increased $2,745,000 (159%) and revenues from lithotripter operations increased by $600,000 (3%). Revenues from prostatherapy operations increased $261,000 (117%) because the California unit did not become operational until June 1998, offset by a decline in the procedures performed by the North Carolina unit. Revenues from cardiac centers decreased $27,000 (31%).

Expenses
--------

For the six months ended June 30, 1999, costs and expenses (excluding depreciation and amortization) decreased from 40% to 39% of revenues and increased by $1,795,000 (9%) in absolute terms, primarily due to increased activity in 1999 in prostatherapy operations and the manufacturing segment partially offset by certain nonrecurring development and other costs incurred in 1998 of $1,617,000. Cost of services and general and administrative expenses associated with manufacturing increased $2,639,000 due to the increase in sales. Cost of services associated with lithotripter operations increased $442,000 (4%) in absolute terms as a result of increased lithotripsy operations. These expenses remained constant at 26% of lithotripter revenues. Cost of services associated with cardiac centers decreased $29,000 (20%). Corporate expenses decreased 199,000 (8%) and from 5% to 4% of revenues as the Company continues to successfully grow without proportionately adding overhead.

Costs and expenses(excluding depreciation and amortization) for the three months ended June 30, 1999 increased from 36% to 38% of revenues and increased $2,004,000 (22%) in absolute terms, compared to the same period in 1998. This increase is primarily attributed to the growth in manufacturing sales which has lower margins as compared to lithotripsy operations. Cost of services and general and administrative expenses associated with manufacturing increased $1,883,000 (129%) due to the increase in sales of MRI trailers. Costs of services associated with lithotripter operations decreased $191,000 (3%) in absolute terms and decreased from 26% to 25% of lithotripter revenues. Cost of services associated with prostatherapy operations increased $210,000 (130%) due to the California unit discussed above. Cost of services associated with cardiac centers increased $11,000 (23%). Corporate expenses remained constant at 5% of revenues, while increasing $91,000 (7%) in absolute terms, as the Company continues to successfully grow without proportionately adding overhead.

Other Income (Deductions)
-------------------------

For the six months ended June 30, 1999, other deductions decreased $5,111,000 compared to the same period in 1998. This decrease is the result of financing costs recognized in 1998 of $4,982,000 associated with the $100 million debt offering and the $50 million increase in the senior revolving credit facility, as well as income recognition in 1999 of $1,140,000 due to the release of a contractual obligation related to a management incentive compensation program accrued at December 31, 1998. Interest expense increased $540,000 (13%) due to the higher principal balances in 1999 related to the $100 million debt offering, which closed in March 1998. Interest income increased by $152,000 (26%) resulting from higher cash balances. Other expenses increased $623,000 primarily due to a write- off of costs related to a proposed acquisition that was not consummated.

Other deductions for the three months ended June 30, 1999 decreased $947,000 compared to the same period in 1998, primarily due to income recognition in 1999 of $1,140,000 due to the release of a contractual obligation related to a management incentive compensation program accrued at December 31, 1998.

Minority Interest In Consolidated Income
----------------------------------------

Minority interest in consolidated income for the six months ended June 30, 1999 increased $1,611,000 compared to the same period in 1998, primarily due to an increase in operating income of applicable entities. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interests was $15,057,660 for the six months ended June 30, 1999 compared to $12,546,000 for the same period in 1998. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Minority interest in consolidated income for the three months ended June 30, 1999 increased $1,200,000 compared to the same period in 1998. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interests was $8,454,000 for the three months ended June 30, 1999 compared to $6,440,000 for the same period in 1998. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes
--------------------------

Income tax expense for the six months ended June 30, 1999 increased $2,901,000 compared to the same period in 1998 and increased $589,000 for the three months ended June 30, 1999 due primarily to the increase in pretax earnings in 1999.

Liquidity and Capital Resources
-------------------------------

Cash was  $36,101,000  and  $40,146,000  at June 30, 1999 and December 31, 1998,
respectively. Cash provided by operations for the six months ended June 30, 1999 was $15,874,000 compared to cash provided by operations for the six months ended June 30, 1998 of $12,962,000. The increase in cash from operation results from increased fee revenue collections attributed to higher fee revenues during 1999 and lower income tax payments in 1999, offset by higher interest expense payments due to $100 million in debt incurred in March 1998.

Cash used in investing activities for the six months ended June 30, 1999 was $19,000 compared to cash provided by investing activities for the six months ended June 30, 1998 of $208,000. The change was primarily attributed to a decrease in distributions from equity investments from 1998 to 1999 and a purchase of investments in 1998 of $107,000. Cash used in financing activities for the six months ended June 30, 1999 was $19,900,000 which included distributions to minority interest totaling $18,789,000, purchase of treasury stock of $3,923,000 and payments on notes payable of $887,000, which was partially offset by borrowings on notes payable of $1,508,000 and contributions by minority interest of $2,138,000. Cash used in financing activities for the six months ended June 30, 1998 was $5,182,000, primarily due to distributions to minority interests of $19,053,000 and purchase of treasury stock of $6,126,000 offset by new borrowings of $100,025,000 less payments on notes payable of $80,098,000.

The Company's existing senior credit facility is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, none of which was drawn at June 30 and July 31, 1999.

On March 27, 1998, the Company completed an offering of $100 million of senior subordinated notes due 2008 (the "Notes") to qualified institutional buyers. The net proceeds from the offering of approximately $96 million were used to repay all outstanding indebtedness under the Company's bank facility, with the remainder to be used for general corporate purposes, including acquisitions. In connection therewith, the Company recorded a charge to earnings of approximately $4.4 million for debt issuance costs associated with the Notes. The Notes bear interest at 8.75% and interest is payable semi-annually on April 1st and October 1st. Principal is due April 2008.

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

During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 2,511,800 shares of stock for a total of $21,530,000 as of July 31, 1999.

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

Internal hardware and software systems: The Company has completed substantially all of the needed upgrades to its hardware and software systems. The remaining hardware and software upgrades/replacements are expected to be complete by September 30, 1999.

Medical equipment: A review of the Company's lithotripters has determined that their operation is not affected directly by the Year 2000 issue. The Company is currently reviewing the miscellaneous ancillary medical equipment to determine compliance and expects to be completed by September 30, 1999.

Physical facilities: The Committee has evaluated its non-computer equipment and has determined that, except for its telephone system, there are no devices whose failure would materially affect the ability to carry out the business of the Company. A compliant telephone system is expected to be installed by September 30, 1999. The outside managers of the Company's office buildings have reported that all aspects of the physical facilities - elevators, fire and security systems, etc. are compliant. Their further inquiry of those supplying public utilities have produced assurances of best efforts but no guarantee of performance.

Outside suppliers: The Company is currently inquiring about the state of Year 2000 readiness of those outside suppliers who were determined to be critical to the Company's ability to carry out its business. This survey is expected to be complete by September 30, 1999.

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

                                     PART II


                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

On June 9, 1999 an annual meeting of the shareholders of the Company was held to consider and vote on the two proposals described below. Proxies for this meeting were solicited pursuant to Regulation 14 under the Act.

   1) Election of six directors to the board of directors;

     The nominees for director were:

     William E. Foree,M.D., Joseph Jenkins,M.D.,J.D.,  J.A. McEntire IV, William
     A. Searles, Kenneth S. Shifrin, and Michael J. Spalding, M.D.

   All nominees were elected.  The voting was as follows:

   Nominee                          Votes For    Votes Against  Votes Withheld
   -------                          ---------    -------------  --------------
   William E. Foree, M.D.           17,605,051        --           1,072,275
   Joseph Jenkins, M.D., J.D.       17,605,051        --           1,072,275
   J.A. McEntire IV                 17,605,051        --           1,072,275
   William A. Searles               17,605,051        --           1,072,275
   Kenneth S. Shifrin               17,605,051        --           1,072,275
   Michael J. Spalding, M.D.        17,605,051        --           1,072,275

    2) Amendment to the Company's 1993 Stock Option Plan increasing the aggregate number of shares that may to be issued thereunder by 400,000.

   There were 15,960,621 affirmative votes, 2,110,317 negative votes and 606,388 abstentions with respect to this proposal.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  Exhibits

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



Date:  August 13, 1999
                                                    By: /s/ Cheryl Williams
                                                    ---------------------------
                                                    Cheryl Williams
                                                    Chief Financial Officer