Form 10-Q
period 1999-09-30
PRIME MEDICAL SERVICES INC /TX/
filed 1999-11-12
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999

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

YES x NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding at
Title of Each Class                                      October 31, 1999
Common Stock, $.01 par value                                16,567,967

                                                      PART I


                                               FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

($ in thousands, except per share data)

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                       1999            1998         1999            1998
                                                      -------        -------       -------        -------
Fee revenue:
     Lithotripsy:
          Fee revenues                                $21,647         $23,053       $62,720        $62,598
          Management fees                               1,403           1,444         4,165          3,797
          Equity income                                   756             727         1,919          1,977
                                                      -------         -------       -------        -------
                                                       23,806          25,224        68,804         68,372

     Manufacturing                                      5,375           3,313        13,248          7,474
     Refractive                                           987             --            987           --
     Prostatherapy                                        406             344         1,409            651
     Cardiac                                               58              55           174            263
                                                      -------         -------       -------        -------
        Total fee revenue                              30,632          28,936        84,622         76,760
                                                      -------         -------       -------        -------

Costs and expenses:
     Cost of services and general
       and administrative expense
          Lithotripsy                                   5,385           6,282        17,225         17,456
          Manufacturing                                 4,242           2,993        10,038          6,150
          Refractive                                      529             --            529            --
          Prostatherapy                                   332             259         1,160            528
          Cardiac                                          54              49           173            197
          Corporate                                     1,375           1,328         3,603          3,979
          Nonrecurring development and
            other costs                                   --              --            --           1,617
                                                      -------         -------       -------        -------
                                                       11,917          10,911        32,728         29,927
     Depreciation and amortization                      2,784           2,567         7,812          7,740
                                                      -------         -------       -------        -------
                                                       14,701          13,478        40,540         37,667
                                                      -------         -------       -------        -------

Operating income                                       15,931          15,458        44,082         39,093

Other income (deductions):
     Interest income                                      466             564         1,204          1,150
     Interest expense                                  (2,356)         (2,312)       (7,010)        (6,426)
     Financing costs                                      --              --            --          (4,982)
     Release of contractual obligation                    --              --          1,140            --
     Other, net                                            61            (147)         (230)           185
                                                      -------         -------       -------        -------
                                                       (1,829)         (1,895)       (4,896)       (10,073)
                                                      -------         -------       -------        -------

Income before provision for income taxes
    and minority interest                              14,102          13,563        39,186         29,020

Minority interest in consolidated income                6,872           7,036        19,516         18,069
Provision for income taxes                              2,891           2,586         7,867          4,661
                                                      -------         -------       -------        -------

Net income                                             $4,339          $3,941       $11,803         $6,290
                                                      =======         =======       =======        =======

Basic earnings per share:
     Net income                                         $0.26           $0.21         $0.69          $0.33
                                                      =======         =======       =======        =======
     Weighted average shares outstanding               16,818          18,437        17,096         18,943
                                                      =======         =======       =======        =======

Diluted earnings per share:
     Net income                                         $0.26           $0.21         $0.69          $0.33
                                                      =======         =======       =======        =======
     Weighted average shares outstanding               17,000          18,561        17,225         19,084
                                                      =======         =======       =======        =======

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

($ in thousands)


                                                     September 30,    December 31,
                                                         1999             1998
                                                       --------         --------

ASSETS

Current assets:
     Cash                                               $21,001          $40,146
     Accounts receivable, less allowance
       for doubtful accounts of $109 in
       1999 and $966 in 1998                             26,500           22,321
     Other receivables                                    2,174            2,228
     Deferred income taxes                                1,432            2,330
     Prepaid expenses and other current assets            3,759            2,774
                                                       --------         --------
          Total current assets                           54,866           69,799
                                                       --------         --------

Property and equipment:
     Equipment, furniture and fixtures                   41,211           34,485
     Building and leasehold improvements                  2,081            2,073
                                                       --------         --------
                                                         43,292           36,558
Less accumulated depreciation and
     amortization                                       (23,250)         (18,471)
                                                       --------         --------
     Property and equipment, net                         20,042           18,087


Other investments                                        19,851           11,491
Goodwill, at cost, net of amortization                  148,530          140,863
Other noncurrent assets                                   2,774              879
                                                       --------         --------

                                                       $246,063         $241,119
                                                       ========         ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


($ in thousands)

                                                     September 30,    December 31,
                                                         1999             1998
                                                       --------         --------
LIABILITIES:

Current liabilities:

  Current portion of long-term debt                      $1,499             $890
  Accounts payable                                        3,107            6,208
  Accrued distributions to minority interests                55            8,951
  Accrued expenses                                       12,049           12,051
                                                       --------         --------
     Total current liabilities                           16,710           28,100

Long-term debt, net of current portion                  103,385          100,987
Deferred income taxes                                     6,841            4,789
                                                       --------         --------
     Total liabilities                                  126,936          133,876

Minority interest                                        23,957           17,493

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none outstanding                                          --               --
Common stock, $.01 par value,
  40,000,000 shares authorized;
  19,359,267 issued in 1999 and
  19,350,267 issued in 1998                                 194              194
Capital in excess of par value                           87,567           87,380
Accumulated earnings                                     30,416           18,615
Treasury stock, at cost, 2,690,300 in 1999
  and 1,845,200 in 1998                                 (23,007)         (16,439)
                                                       --------         --------
     Total stockholders' equity                          95,170           89,750
                                                       --------         --------

                                                       $246,063         $241,119
                                                       ========         ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                       1999               1998
                                                     --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected                     $79,882            $72,755
  Cash paid to employees, suppliers
         of goods and others                          (39,725)           (33,919)
  Interest received                                     1,204              1,150
  Interest paid                                        (4,801)            (7,001)
  Income taxes paid                                    (4,811)            (5,676)
                                                     --------           --------
         Net cash provided by
         operating activities                          31,749             27,309
                                                     --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment and
         leasehold improvements                        (4,787)            (3,643)
  Distributions from investments                        2,062              2,336
  Purchase of investments and entities                (21,293)              (408)
  Other                                                   564                293
                                                     --------           --------
         Net cash used in
         investing activities                         (23,454)            (1,422)
                                                     --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                           3,673            100,025
  Payments on notes payable, exclusive of interest     (1,078)           (80,392)
  Distributions to minority interest                  (25,685)           (24,892)
  Contributions by minority interest                    2,138               --
  Purchase of treasury stock                           (6,567)           (11,905)
  Exercise of stock options                                79                 70
                                                     --------           --------

         Net cash used in financing activities        (27,440)           (17,094)
                                                     --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                  (19,145)             8,793

Cash and cash equivalents, beginning of period         40,146             23,770
                                                     --------           --------

Cash and cash equivalents, end of period              $21,001            $32,563
                                                     ========           ========



                 See notes to consolidated financial statements

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($ in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                       1999               1998
                                                     --------           --------
Reconciliation of net income to
  cash provided by operating activities
    Net income                                        $11,803             $6,290

    Adjustments to reconcile net income to
     cash provided by operating activities:
       Minority interest in consolidated income        19,516             18,069
       Depreciation and amortization                    7,812              7,740
       Provision (benefit) for deferred income taxes    2,950               (785)
       Equity in earnings of affiliates                (2,032)            (1,977)
       Provision for uncollectible accounts              (926)               --
       Other                                              (75)                20

    Changes in operating assets and liabilities,
     net of effect of purchase transactions:
       Accounts receivable                             (2,529)            (2,032)
       Other receivables                                 (514)            (1,192)
       Other current assets                              (630)            (1,022)
       Accounts payable                                (3,358)             4,491
       Accrued expenses                                  (268)            (2,293)
                                                     --------           --------

         Total adjustments                             19,946             21,019
                                                     --------           --------
    Net cash provided by
     operating activities                             $31,749            $27,309
                                                     ========           ========





















                 See notes to consolidated financial statements

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

1.       General
--       -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1998 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 1999 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

2.       Acquisitions
--       ------------

Effective September 1, 1999 the Company purchased a 60% interest in two laser (refractive) surgery centers operated by Barnet Dulaney Eye Center for approximately $8,807,000 in cash and 29,000 warrants, plus an earnout to be paid at the end of the first year of operations after the acquisition. This investment is accounted for using the equity method.

Effective September 1, 1999 the Company acquired, through a majority owned acquisition subsidiary, 60% of the outstanding stock of Horizon Vision Centers, Inc. (Horizon). Horizon operates four laser (refractive) surgery centers in California. The Company paid approximately $10,866,000 in cash for this acquisition and has accounted for the transaction using the purchase method of accounting.

3.       Earnings per share
--       ------------------

Basic earnings per share ("EPS") is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

                                                     Basic            Diluted
                                                    earnings          earnings
Nine Months Ended September 30, 1999               per share         per share
                                                   ---------         ---------
                                            ( in thousands, except per share data)

Net income                                            $11,803         $11,803
                                                     ========        ========

Average number of shares outstanding                   17,096          17,096
Effect of contingently issuable shares                    --              129
                                                     --------        --------
Shares for EPS calculation                             17,096          17,225
                                                     ========        ========

Net income per share                                    $0.69           $0.69
                                                     ========        ========

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

3.       Earnings per share, continued
--       -----------------------------

                                                     Basic            Diluted
                                                    earnings          earnings
Nine Months Ended September 30, 1998               per share         per share
                                                   ---------         ---------
                                           ($ in thousands, except per share data)

Net income                                            $6,290           $6,290
                                                     ========        ========

Average number of shares outstanding                  18,943           18,943
Effect of contingently issuable shares                   --               141
                                                     --------        --------
Shares for EPS  calculation                           18,943           19,084
                                                     ========        ========

Net income per share                                   $0.33            $0.33
                                                     ========        ========

Three Months Ended September 30, 1999

Net income                                             $4,339          $4,339
                                                     ========        ========

Average number of shares outstanding                   16,818          16,818
Effect of contingently issuable shares                    --              182
                                                     --------        --------
Shares for EPS calculation                             16,818          17,000
                                                     ========        ========

Net income per share                                    $0.26           $0.26
                                                     ========        ========

Three Months Ended September 30, 1998

Net income                                             $3,941          $3,941
                                                     ========        ========

Average number of shares outstanding                   18,437          18,437
Effect of contingently issuable shares                   --               124
                                                     --------        --------
Shares for EPS calculation                             18,437          18,561
                                                     ========        ========

Net income per share                                    $0.21           $0.21
                                                     ========        ========

Unexercised stock options and warrants to purchase 1,107,000 and 1,397,000 shares of the Company's common stock as of September 30, 1999 and 1998 were not included in the computation of diluted EPS because the effect would be antidilutive.

4.       Segment Reporting
--       -----------------

The Company has two reportable segments: Medical, which includes lithotripsy, prostatherapy, refractive and cardiac rehabilitation, and Manufacturing. Lithotripsy and prostatherapy provide services related to the operation of the lithotripters and prostatherapy units, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers; refractive provides services related to the operations of refractive vision correction centers; and cardiac rehabilitation provides non-medical management services for several cardiac rehabilitation centers pursuant to agreements with physicians, clinics and hospitals. The manufacturing segment provides manufacturing services, installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers.

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

4. Segment Reporting, continued
-------------------------------

The Company measures performance based on the pretax income or loss from its operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest revenue and expense.

    ($ in thousands)         Nine Months Ended         Nine Months Ended         Nine Months Ended         Nine Months Ended
                             September 30, 1999        September 30, 1999        September 30, 1998        September 30, 1998
                             ------------------        ------------------        ------------------        ------------------
                                  Medical                Manufacturing                Medical                Manufacturing
                                  -------                -------------                -------                -------------
Revenue from
external customers                $71,374                   $13,248                   $69,286                    $7,474

Intersegment
revenues                              -                        286                        -                        223
Segment profit                     26,469                    2,470                     26,478                     1,111

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of income:

                                                                                  Nine months ended September 30,
                                                                                      1999              1998
                                                                                    -------           -------
                                                                                         ($ in thousands)

Total segment profit                                                                 $28,939          $27,589

Unallocated corporate expenses:
     General and administrative expenses                                              (3,603)          (3,756)
     Net interest expense                                                             (5,772)          (5,428)
     Financing costs                                                                    -              (4,982)
     Nonrecurring development and other costs                                           -              (1,617)
     Release of contractual obligation                                                 1,140             -
     Other, net                                                                       (1,034)            (855)
                                                                                     -------          -------
Income before income taxes                                                           $19,670          $10,951
                                                                                     =======          =======

    ($ in thousands)         Three Months Ended        Three Months Ended        Three Months Ended        Three Months Ended
                             September 30, 1999        September 30, 1999        September 30, 1998        September 30, 1998
                             ------------------        ------------------        ------------------        ------------------
                                  Medical                Manufacturing                Medical                Manufacturing
                                  -------                -------------                -------                -------------
Revenue from
external customers                $25,257                    $5,375                   $25,623                    $3,313

Intersegment
revenues                             -                         138                        -                        13
Segment profit                      9,599                    1,027                      9,757                      213

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

4.       Segment Reporting, continued
--       ----------------------------

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of income:

                                                                                  Three  months ended September 30,
                                                                                       1999             1998
                                                                                     -------          -------
                                                                                         ($ in thousands)

Total segment profit                                                                 $10,626           $9,970

Unallocated corporate expenses:
     General and administrative expenses                                              (1,375)          (1,328)
     Net interest expense                                                             (1,847)          (1,793)
     Other, net                                                                         (174)            (322)
                                                                                     -------          -------
Income before income taxes                                                            $7,230           $6,527
                                                                                     =======          =======

5.       Condensed Financial Information Regarding Guarantor Subsidiaries
--       ----------------------------------------------------------------

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries for September 30, 1999 and 1998 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

5.  Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--  ---------------------------------------------------------------------------

                   Condensed Consolidating Statement of Income

                                                        Nine Months Ended September 30, 1999
($ in thousands)
                                         Prime Medical  Guarantor     Non-Guarantor   Eliminating    Consolidated
                                         Services Inc. Subsidiaries   Subsidiaries      Entries          Total

Fee revenue:
Lithotripsy:
     Fee revenues                       $      --      $   16,060     $   46,660     $     --       $   62,720
     Management fees                           --           2,552          1,613           --            4,165
     Equity income                          26,289         14,538            --        (38,908)          1,919
                                        ----------     ----------     ----------     ----------     ----------
                                            26,289         33,150         48,273       (38,908)         68,804
Manufacturing                                  --             --          13,248           --           13,248
Refractive                                     152            114            873          (152)            987
Prostatherapy                                   --            --           1,409           --            1,409
Cardiac                                         --            174            --            --              174
                                        ----------     ----------     ----------     ----------     ----------
          Total revenues                    26,441         33,438         63,803       (39,060)         84,622
                                        ----------     ----------     ----------     ----------     ----------
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                               --           1,388         15,837          --            17,225
     Manufacturing                             --             --          10,038          --            10,038
     Refractive                                --             --             529          --               529
     Prostatherapy                             --             --           1,160          --             1,160
     Cardiac                                   --             173            --           --               173
     Corporate                                 210          3,393            --           --             3,603
                                        ----------     ----------     ----------     ----------     ----------
          Total costs and expenses             210          4,954         27,564          --            32,728
Depreciation and amortization                    5          3,825          3,982          --             7,812
                                        ----------     ----------     ----------     ----------     ----------
                                               215          8,779         31,546          --            40,540
                                        ----------     ----------     ----------     ----------     ----------
Operating income                            26,226         24,659         32,257      (39,060)          44,082
                                        ----------     ----------     ----------     ----------     ----------
Other income (deductions):
Interest income                                599            449            156          --             1,204
Interest expense                            (6,838)            27           (199)         --            (7,010)
Release of contractual obligation              --           1,140             --          --             1,140
Other, net                                    (694)           439             25          --              (230)
                                        ----------     ----------     ----------     ----------     ----------
          Total other income
             (deductions)                   (6,933)         2,055            (18)         --            (4,896)
Income before provision for income
   taxes and minority interest              19,293         26,714         32,239      (39,060)          39,186
Minority interest in consolidated
   income                                      --             --             --        19,516           19,516
Provision for income taxes                   7,490            273            104          --             7,867
                                        ----------     ----------     ----------     ----------     ----------
          Net income                    $   11,803     $   26,441     $   32,135     $(58,576)      $   11,803
                                        ==========     ==========     ==========     ==========     ==========

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

5.  Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--  ---------------------------------------------------------------------------
                  Condensed Consolidating Statement of Income

                                                         Nine Months Ended September 30, 1998
($ in thousands)
                                         Prime Medical  Guarantor    Non-Guarantor   Eliminating   Consolidated
                                         Services Inc. Subsidiaries  Subsidiaries      Entries        Total

Fee revenue:
Lithotripsy:
     Fee revenues                       $     --       $   16,473        $46,125   $       --       $   62,598
     Management fees                          --            2,139          1,658           --            3,797
     Equity income                          22,375         14,478           --          (34,876)         1,977
                                        ----------     ----------     ----------     ----------     ----------
                                            22,375         33,090         47,783        (34,876)        68,372
Manufacturing                                 --              --           7,474            --           7,474
Prostatherapy                                 --              --             651            --             651
Cardiac                                       --              263            --             --             263
                                        ----------     ----------     ----------     ----------     ----------
          Total revenues                    22,375         33,353         55,908        (34,876)        76,760
                                        ----------     ----------     ----------     ----------     ----------
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                              --            2,604         14,852            --          17,456
     Manufacturing                            --              --           6,150            --           6,150
     Prostatherapy                            --              --            528             --             528
     Cardiac                                  --              197            --             --             197
     Corporate                                149           3,830            --             --           3,979
        Nonrecurring development
            and other costs                 1,617             --             --             --           1,617
                                        ----------     ----------     ----------     ----------     ----------
          Total costs and expenses          1,766           6,631         21,530            --          29,927
Depreciation and amortization                   5           3,877          3,858            --           7,740
                                        ----------     ----------     ----------     ----------     ----------
Operating income                           20,604          22,845         30,520        (34,876)        39,093
                                        ----------     ----------     ----------     ----------     ----------
Other income (deductions):
Interest income                               507             359            284            --           1,150
Interest expense                           (6,259)             (5)          (162)           --          (6,426)
Financing costs                            (4,982)            --             --             --          (4,982)
Other, net                                   (135)            319              1            --             185
                                        ----------     ----------     ----------     ----------     ----------
          Total other income
             (deductions)                 (10,869)            673            123            --         (10,073)
Income before provision for income
  taxes and minority interest               9,735          23,518         30,643        (34,876)        29,020
Minority interest in consolidated
    income                                    --              --             --          18,069         18,069
Provision for income taxes                  3,445           1,143            73             --           4,661
                                        ----------     ----------     ----------     ----------     ----------
          Net income                    $   6,290      $   22,375        $30,570     $  (52,945)    $    6,290
                                        ==========     ==========     ==========     ==========     ==========

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

5.  Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--  ---------------------------------------------------------------------------

                  Condensed Consolidating Statement of Income

                                                        Three Months Ended September 30, 1999
($ in thousands)
                                         Prime Medical  Guarantor    Non-Guarantor   Eliminating   Consolidated
                                         Services Inc. Subsidiaries  Subsidiaries      Entries        Total

Fee revenue:
Lithotripsy:
     Fee revenues                       $      --      $    6,161     $   15,486     $      --      $   21,647
     Management fees                           --             827            576            --           1,403
     Equity income                           9,002          4,818            --         (13,064)           756
                                        ----------     ----------     ----------     ----------     ----------
                                             9,002         11,806         16,062        (13,064)        23,806
Manufacturing                                  --             --           5,375            --           5,375
Refractive                                     152            114            873           (152)           987
Prostatherapy                                  --             --            406             --             406
Cardiac                                        --              58            --             --              58
                                        ----------     ----------     ----------     ----------     ----------
          Total revenues                     9,154         11,978         22,716        (13,216)        30,632
                                        ----------     ----------     ----------     ----------     ----------
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                               --             253          5,132            --           5,385
     Manufacturing                             --             --           4,242            --           4,242
     Refractive                                --             --             529            --             529
     Prostatherapy                             --             --             332            --             332
     Cardiac                                   --              54            --             --              54
     Corporate                                  64          1,311            --             --           1,375
                                        ----------     ----------     ----------     ----------     ----------
          Total costs and expenses              64          1,618         10,235            --          11,917
Depreciation and amortization                    2          1,389          1,393            --           2,784
                                        ----------     ----------     ----------     ----------     ----------
                                                66          3,007         11,628            --          14,701
Operating income                             9,088          8,971         11,088        (13,216)        15,931
                                        ----------     ----------     ----------     ----------     ----------
Other income (deductions):
Interest income                                247            169             50            --             466
Interest expense                            (2,284)            27            (99)           --          (2,356)
Other, net                                      33             22              6            --              61
                                        ----------     ----------     ----------     ----------     ----------
          Total other income
             (deductions)                   (2,004)           218            (43)           --          (1,829)
Income before provision for income
   taxes and minority interest               7,084          9,189         11,045        (13,216)        14,102
Minority interest in consolidated
   income                                      --             --             --           6,872          6,872
Provision for income taxes                   2,745             35            111            --           2,891
                                        ----------     ----------     ----------     ----------     ----------
          Net income                    $    4,339     $    9,154     $   10,934     $  (20,088)    $    4,339
                                        ==========     ==========     ==========     ==========     ==========

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

5.  Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--  ---------------------------------------------------------------------------

                   Condensed Consolidating Statement of Income

                                                      Three Months Ended September 30, 1998
($ in thousands)
                                         Prime Medical  Guarantor    Non-Guarantor   Eliminating   Consolidated
                                         Services Inc. Subsidiaries  Subsidiaries      Entries        Total

Fee revenue:
Lithotripsy:
     Fee revenues                       $      --      $    5,866     $   17,187     $      --      $   23,053
     Management fees                           --             777            667            --           1,444
     Equity income                           8,312          5,506            --         (13,091)           727
                                        ----------     ----------     ----------     ----------     ----------
                                             8,312         12,149         17,854        (13,091)        25,224
Manufacturing                                  --             --           3,313            --           3,313
Prostatherapy                                  --             --             344            --             344
Cardiac                                        --              55            --             --              55
                                        ----------     ----------     ----------     ----------     ----------
          Total revenues                     8,312         12,204         21,511        (13,091)        28,936
                                        ----------     ----------     ----------     ----------     ----------
Costs and expenses:
Cost of services and general and
   administrative expenses:
     Lithotripsy                               --           1,136          5,146            --           6,282
     Manufacturing                             --             --           2,993            --           2,993
     Prostatherapy                             --             --             259            --             259
     Cardiac                                   --              49            --             --              49
     Corporate                                  74          1,254            --             --           1,328
                                        ----------     ----------     ----------     ----------     ----------
          Total costs and expenses              74          2,439          8,398            --          10,911
Depreciation and amortization                    2          1,257          1,308            --           2,567
                                        ----------     ----------     ----------     ----------     ----------
                                                76          3,696          9,706            --          13,478
                                        ----------     ----------     ----------     ----------     ----------
Operating income                             8,236          8,508         11,805        (13,091)        15,458
                                        ----------     ----------     ----------     ----------     ----------
Other income (deductions):
Interest income                                254            233             77            --             564
Interest expense                            (2,267)            (2)           (43)           --          (2,312)
Other, net                                    (138)            (9)           --             --            (147)
                                        ----------     ----------     ----------     ----------     ----------
          Total other income
             (deductions)                   (2,151)           222             34            --          (1,895)
Income before provision for
    income taxes and minority interest       6,085          8,730         11,839        (13,091)        13,563
Minority interest in consolidated
    income                                     --             --             --           7,036          7,036
Provision for income taxes                   2,144            418             24            --           2,586
                                        ----------     ----------     ----------     ----------     ----------
          Net income                    $    3,941     $    8,312     $   11,815     $  (20,127)    $    3,941
                                        ==========     ==========     ==========     ==========     ==========

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

5.   Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--   ---------------------------------------------------------------------------

                     Condensed Consolidating Balance Sheet

($ in thousands)                                                      September 30, 1999

                                               Prime Medical    Guarantor    Non-Guarantor  Eliminating   Consolidated
                                               Services, Inc.  Subsidiaries   Subsidiaries    Entries         Total

ASSETS:

Current assets:
Cash                                             $    5,996     $    7,009     $    7,996     $      --      $   21,001
Accounts receivable, net                                --           4,091         22,409            --          26,500
Other receivables                                       --           2,174            --             --           2,174
Deferred income taxes                                   705            727            --             --           1,432
Prepaid expenses and other current assets                28            393          3,338            --           3,759
                                                 ----------     ----------     ----------     ----------     ----------
  Total current assets                                6,729         14,394         33,743            --          54,866
                                                 ----------     ----------     ----------     ----------     ----------

Property and equipment:
Equipment, furniture and fixtures                       --           5,515         35,696            --          41,211
Building and leasehold improvements                     --             499          1,582            --           2,081
Less accumulated depreciation and amortization          --          (4,675)       (18,575)           --         (23,250)
                                                 ----------     ----------     ----------     ----------     ----------
Property and equipment, net                             --           1,339         18,703            --          20,042

Investment in subsidiaries and other
 investments                                        187,992         39,751            --        (207,892)        19,851
Goodwill, at cost, net of amortization                  --         139,860          8,670            --         148,530
Other noncurrent assets                              11,267            784          1,636        (10,913)         2,774
                                                 ----------     ----------     ----------     ----------     ----------
    Total assets                                 $  205,988     $  196,128     $   62,752     $ (218,805)    $  246,063
                                                 ==========     ==========     ==========     ==========     ==========

LIABILITIES:

Current liabilities:
Current portion of long-term debt                $      --      $      --      $    1,499     $     --       $    1,499
Accounts payable                                        540          1,277          1,290           --            3,107
Accrued distributions to minority interests             --             --              55           --               55
Accrued expenses                                      6,922          2,974          2,153           --           12,049
                                                 ----------     ----------     ----------     ----------     ----------
  Total current liabilities                           7,462          4,251          4,997           --           16,710
Long-term debt, net of current portion              100,000            162         14,136        (10,913)       103,385
Deferred income taxes                                 3,356          3,485           --             --            6,841
                                                 ----------     ----------     ----------     ----------     ----------
  Total liabilities                                 110,818          7,898         19,133        (10,913)       126,936
Minority interest                                       --             --             --          23,957         23,957


STOCKHOLDERS' EQUITY:

Common stock                                            194            --            --              --             194
Capital in excess of par value                       87,567            --            --              --          87,567
Accumulated earnings                                 30,416            --            --              --          30,416
Treasury stock                                      (23,007)           --            --              --         (23,007)
Subsidiary net equity                                   --         188,230         43,619       (231,849)           --
                                                 ----------     ----------     ----------     ----------     ----------
  Total stockholders' equity                         95,170        188,230         43,619       (231,849)        95,170
                                                 ----------     ----------     ----------     ----------     ----------
    Total liabilities and stockholders' equity   $  205,988     $  196,128     $   62,752     $ (218,805)    $  246,063
                                                 ==========     ==========     ==========     ==========     ==========


                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


5.   Condensed Financial Information Regarding Guarantor Subsidiaries, continued
--   ---------------------------------------------------------------------------

                 Condensed Consolidating Statement of Cash Flows

                                                          Nine Months Ended September 30, 1999

($ in thousands)                               Prime Medical    Guarantor    Non-Guarantor  Eliminating   Consolidated
                                               Services, Inc.  Subsidiaries  Subsidiaries     Entries         Total

     Net cash (used) provided by
        operating activities                     $  (20,170)    $   10,447     $   41,472     $     --       $   31,749
                                                 ----------     ----------     ----------     ----------     ----------

Cash flows from investing activities:
Purchases of equipment and leasehold
   improvements                                         --            (699)        (4,088)           --          (4,787)
Distributions from subsidiaries                      16,856         15,495            --         (32,351)           --
Distributions from investments                          --           2,062            --             --           2,062
Purchase of investments and entities                    --         (11,217)       (10,076)           --         (21,293)
Other                                                   --             192            372            --             564
                                                 ----------     ----------     ----------     ----------     ----------
     Net cash provided (used) by
        investing activities                         16,856          5,833        (13,792)       (32,351)       (23,454)
                                                 ----------     ----------     ----------     ----------     ----------

Cash flows from financing activities:
Borrowings on notes payable                             --             --           3,673            --           3,673
Payments on notes payable, exclusive of interest        --             --          (1,078)           --          (1,078)
Distribution to minority interest                       --             --             --         (25,685)       (25,685)
Contributions by minority interest                      --             --           2,138            --           2,138
Purchase of treasury stock                           (6,567)           --             --             --          (6,567)
Other                                                    79            --             --             --              79
Distributions to equity owners                          --         (16,856)       (41,180)        58,036            --
                                                 ----------     ----------     ----------     ----------     ----------
     Net cash provided (used) by
        financing activities                        (6,488)        (16,856)       (36,447)        32,351        (27,440)
                                                 ----------     ----------     ----------     ----------     ----------
     Net increase (decrease) in cash and
        cash equivalents                            (9,802)           (576)        (8,767)           --         (19,145)
Cash and cash equivalents at beginning
   of period                                        15,798           7,585         16,763            --          40,146
                                                 ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents at end of
   period                                        $    5,996     $    7,009     $    7,996     $      --      $   21,001
                                                 ==========     ==========     ==========     ==========     ==========


                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

5.   Condensed Financial Information Regarding Guarantor Subsidiaries, continued
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
                                                 ==========     ==========     ==========     ==========     ==========


                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Results of Operations

Revenues
--------

For the nine months ended September 30, 1999, total revenues increased $7,862,000 (10%) as compared to the same period in 1998. Revenues from manufacturing increased $5,774,000 (77%) due to increased sales of MRI trailers and sales of cath lab trailers. During 1998 the manufacturing facility became certified by GE to provide trailers for GE MRI equipment. Revenues from lithotripsy operations increased by $432,000 (1%) due to a slight increase in procedures performed partially offset by a slight decrease in the average reimbursement per procedure. Revenues from prostatherapy operations increased $758,000 (116%) due to additional routes which were added during late 1998 and early 1999. During the 3rd quarter the Company entered the refractive vision correction (RVC) field through two acquisitions. As a result of these acquisitions, the Company recognized refractive revenues of $987,000, including equity income of $114,000.

Total revenues for the three months ended September 30, 1999 increased$1,696,000 (6%) as compared to the same period in 1998. Revenues from manufacturing increased $2,062,000 (62%) and revenues from lithotripter operations decreased by $1,418,000 (6%). In addition to a slight decrease in the average reimbursement per procedure, procedure volume decreased for the three months ended September 30, 1999 as compared to the same period in 1998. Revenues from prostatherapy operations increased $62,000 (18%) because of additional routes added during late 1998 and early 1999, partially offset by a decline in the procedures performed by the North Carolina unit.

Expenses
--------

For the nine months ended September 30, 1999, costs and expenses (excluding depreciation and amortization) remained constant at 39% of revenues and increased by $2,801,000 (9%) in absolute terms, primarily due to increased activity in 1999 in prostatherapy operations and the manufacturing segment as well as the addition of RVC operations, partially offset by certain nonrecurring development and other costs incurred in 1998 of $1,617,000. Cost of services and general and administrative expenses associated with manufacturing increased $3,888,000 due to the increase in sales. Cost of services associated with lithotripter operations decreased $231,000 (1%) in absolute terms as a result of a decrease in repairs and maintenance expenses due to economies of scale offset by increased lithotripsy operations. These expenses decreased from 26% to 25% of lithotripter revenues. Corporate expenses decreased $376,000 (9%) and from 5% to 4% of revenues as the Company continues to successfully grow without proportionately adding overhead.

Costs and expenses (excluding depreciation and amortization) for the three months ended September 30, 1999 increased from 38% to 39% of revenues and increased $1,006,000 (9%) in absolute terms, compared to the same period in 1998. This increase is primarily attributed to the growth in the manufacturing segment and the Company's entrance into the RVC field, both of which have lower margins as compared to lithotripsy operations. Cost of services and general and administrative expenses associated with manufacturing increased $1,249,000 (42%) due to the increase in sales of MRI trailers and sales of cath lab trailers. Costs of services associated with lithotripter operations decreased $897,000 (14%) in absolute terms and decreased from 25% to 23% of lithotripter revenues. Cost of services associated with prostatherapy operations increased $73,000 (28%) due to the additional routes discussed above. Corporate expenses remained constant at 5% of revenues, while increasing $47,000 (4%) in absolute terms, as the Company continues to successfully grow without proportionately adding overhead.

Other Income (Deductions)
-------------------------

For the nine months ended September 30, 1999, other deductions decreased $5,177,000 compared to the same period in 1998. This decrease is the result of financing costs recognized in 1998 of $4,982,000 associated with the $100 million debt offering and the $50 million increase in the senior revolving credit facility, as well as income recognition in 1999 of $1,140,000 due to the release of a contractual obligation related to a management incentive compensation program accrued at December 31, 1998. Interest expense increased $584,000 (9%) due to the higher principal balances in 1999 related to the $100 million debt offering, which closed in March 1998. Interest income increased by $54,000 (5%) resulting from higher cash balances. Other expenses increased $415,000 primarily due to a write-off of costs related to a proposed acquisition that was not consummated.

Other deductions for the three months ended September 30, 1999 decreased $66,000 compared to the same period in 1998. Interest income decreased $98,000 as cash balances decreased this quarter as a result of the two RVC acquisitions and interest expense increased $44,000 relating to new partnership debt for equipment purchases.

Minority Interest In Consolidated Income
----------------------------------------

Minority interest in consolidated income for the nine months ended September 30, 1999 increased $1,447,000 compared to the same period in 1998, primarily due to an increase in operating income of applicable entities. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interests was $21,718,000 for the nine months ended September 30, 1999 compared to $20,398,000 for the same period in 1998. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Minority interest in consolidated income for the three months ended September 30, 1999 decreased $164,000 compared to the same period in 1998. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interests was $6,660,000 for the three months ended September 30, 1999 compared to $7,852,000 for the same period in 1998. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes
--------------------------

Income tax expense for the nine months ended September 30, 1999 increased $3,206,000 compared to the same period in 1998 and increased $305,000 for the three months ended September 30, 1999 due primarily to the increase in pretax earnings in 1999.

Liquidity and Capital Resources
-------------------------------

Cash was  $21,001,000  and  $40,146,000  at September  30, 1999 and December 31,
1998, respectively. Cash provided by operations for the nine months ended September 30, 1999 was $31,749,000 compared to cash provided by operations for the nine months ended September 30, 1998 of $27,309,000. The increase in cash from operation results from increased fee revenue collections attributed to higher fee revenues during 1999, and lower income tax payments and the timing of interest expense payments in 1999.

Cash used in investing activities for the nine months ended September 30, 1999 was $23,454,000 compared to cash used in investing activities for the nine months ended September 30, 1998 of $1,422,000. The change was primarily attributed to an increase in purchases of equipment in 1999, a decrease in distributions from equity investments from 1998 to 1999 and purchases of both LASIK and lithotripsy operations in 1999 of $21,293,000. Cash used in financing activities for the nine months ended September 30, 1999 was $27,440,000 which included distributions to minority interest totaling $25,685,000, purchase of treasury stock of $6,567,000 and payments on notes payable of $1,078,000, which was partially offset by borrowings on notes payable of $3,673,000 and contributions by minority interest of $2,138,000. Cash used in financing activities for the nine months ended September 30, 1998 was $17,094,000, primarily due to distributions to minority interests of $24,892,000 and purchase of treasury stock of $11,905,000 partially offset by new borrowings of $100,025,000 less payments on notes payable of $80,392,000.

The Company's existing senior credit facility is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, none of which was drawn at September 30 and October 31, 1999.

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

The Company intends to increase the number of its lithotripsy and RVC operations primarily through acquisitions. The Company believes that the fragmented nature of the lithotripsy industry, combined with operational challenges created by increasing regulatory and business complexities, including Stark II, the Illegal Remuneration Statute and similar state laws, will provide significant lithotripsy acquisition opportunities. Where appropriate, the Company will seek to increase its ownership interest in current lithotripsy operations by purchasing interests of urologists and other investors who desire to divest due to concerns over regulatory issues, to realize a return on their investment or to retire. The Company intends to fund the purchase price for future acquisitions using borrowings under its senior credit facility and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions where appropriate.

During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 2,791,300 shares of stock for a total of $24,008,000 as of October 31, 1999.

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

The Committee divided its task into four parts - assessment, remediation planning, implementation and testing and contingency planning. Assessment, remediation planning and implementation and testing have been substantially completed for all four phases of the project. Contingency planning is discussed below.

Internal hardware and software systems: The Company has completed substantially all of the needed upgrades to its hardware and software systems.

Medical equipment: A review of the Company's lithotripters has determined that their operation is not affected directly by the Year 2000 issue. The Company has completed review of the miscellaneous ancillary medical equipment to determine compliance. Several back up pieces of ancillary equipement may present incorrect dates, but none are critical in the daily operations and failure would not affect the ability to perform necessary procedures.

Physical facilities: The Committee has evaluated its non-computer equipment and has determined that, except for its telephone system, there are no devices whose failure would materially affect the ability to carry out the business of the Company. A compliant telephone system is expected to be installed by November 30, 1999. The outside managers of the Company's office buildings have reported that all aspects of the physical facilities - elevators, fire and security systems, etc. are compliant. Their further inquiry of those supplying public utilities have produced assurances of best efforts but no guarantee of performance.

Outside suppliers: The Company has inquired about the state of Year 2000 readiness of those outside suppliers who were determined to be critical to the Company's ability to carry out its business. The Company continues to survey non-critical suppliers.

Contingency planning: The Company cannot be certain that it has identified and will be successful in bringing into compliance all Year 2000 issues within its control. It can be even less certain of critical services being supplied by third parties beyond its control. The Company has formal contingency plans for critical areas for carrying on its business in the event of unanticipated Year 2000-related failures. Presently, the Company believes that the most reasonably likely worst case scenario would be a failure of relatively short duration of basic third party services such as the power grid. With such a failure the Company's planning will be directed toward a temporary suspension of operations followed by plans for resumption and catch up operations. Due to the magnitude of the uncertainties related to Year 2000 issues, the Company is unable to fully assess the consequences of Year 2000 failures and, consequently, there could be a material adverse effect on the Company's results of operations, financial position and cash flows.

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

The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any of such assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report on Form 10-Q will prove to be accurate.

                                     PART II


                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

NONE.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

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



Date:  November 12, 1999
                                                    By: /s/ Cheryl Williams
                                                    ---------------------------
                                                    Cheryl Williams
                                                    Chief Financial Officer