Form 10-K
period 1999-12-31
PRIME MEDICAL SERVICES INC /TX/
filed 2000-03-30
CIK 895810

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

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

             Aggregate Market Value at March 15, 2000: $140,420,073

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                Number of Shares Outstanding at

        Title of Each Class                              March 15, 2000
        -------------------                              --------------
    Common Stock, $.01 par value                           16,398,467

                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the Registrant's definitive proxy material for the 2000 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

                          PRIME MEDICAL SERVICES, INC.,

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     PART I

ITEM 1.  BUSINESS
-------  --------

         Prime Medical Services, Inc., a Delaware corporation ("Prime" or the "Company"), is the largest provider of lithotripsy services in the United States. Lithotripsy is a non-invasive procedure for the treatment of kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. The Company has 65 lithotripters of which 59 are mobile and six are fixed site. The Company's lithotripters performed approximately 38,000 procedures in the United States in 1999 through a network of approximately 450 hospitals and surgery centers in 34 states.

         Lithotripters fragment kidney stones by use of extracorporeal shock wave lithotripsy. The Company provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Medical care is rendered by the urologists utilizing the lithotripters. Management believes that the Company has collected the industry's largest and most comprehensive lithotripsy database, containing detailed treatment and outcomes data on over 160,000 lithotripsy procedures. The Company and its associated urologists utilize this database in seeking to provide the highest quality of lithotripsy services as efficiently as possible.

         From 1992 through 1999, the Company completed 13 acquisitions involving 58 lithotripters. Since 1992, the Company has substantially divested its original non-lithotripsy businesses.

         During 1997 the Company acquired a 75% interest in a manufacturing company which provides manufacturing services, and installation, refurbishment and repair of major medical equipment for mobile medical services providers. The primary intention of this acquisition was to provide vertical integration with the lithotripsy business. However, the non-lithotripsy business of the manufacturing segment has continued to increase. In addition to manufacturing services for lithotripsy trailers, the manufacturing segment also provides manufacturing services for magnetic resonance imaging ("MRI") trailers and cardiac catheterization lab trailers.

         During 1999 the Company completed two acquisitions in the rapidly growing field of refractive vision correction (RVC). These two acquisitions included six laser vision correction facilities which performed approximately 19,000 procedures during 1999. These facilities provide laser vision correction of common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism.

         There are currently two procedures that use the excimer laser ("laser") to correct vision disorders: Laser in-situ Keratomileusis ("LASIK") and Photorefractive Keratectomy ("PRK"). LASIK is an outpatient procedure that accounts for nearly 90% of laser procedures done today. In LASIK, an ophthalmic surgeon uses a special knife called a microkeratome to peal back the top layers of the cornea and ablates the underlying corneal tissue with the laser before replacing the corneal layer. LASIK has three key advantages over PRK
(photorefractive keratectomy) where the laser is used without creating the corneal flap: less pain, shorter recovery time, and fewer visual side effects. Patients' enthusiasm and word-of-mouth referrals for the procedure have been an important part of LASIK's rapid adoption.

         The Company has three reportable segments: lithotripsy, manufacturing and RVC. Other operating segments, which do not meet the qualitative thresholds for reportable segments, include prostatherapy services. See Note N to the consolidated financial statements for segment disclosures.

Lithotripsy Segment Overview

----------------------------

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

         Kidney stone disease is most prevalent in the southern United States. Men are afflicted with kidney stones more than twice as frequently as women, with the highest incidence occurring in men 45 to 64 years of age. During 1999 the Company received approximately 79% of its revenues from the lithotripsy segment.

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

Extracorporeal Shock Wave Lithotripsy

         General. The lithotripter has dramatically changed the course of kidney stone disease treatment since lithotripsy is normally performed on an outpatient basis, often without general anesthesia. Recovery times are generally only a few hours, and most patients can return to work the next day. There are two basic types of lithotripsy treatment currently available: electromagnetic and spark-gap. A decision regarding which type is used in any instance may depend on several factors, among which are the treating physician's preferences, treatment times, stone location, and anesthesia considerations. The Company has 51 electromagnetic machines and 14 spark-gap machines.

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

Manufacturing Segment Overview

------------------------------

         In September 1997, the Company, through its acquisition of a 75% interest in AK Associates, L.L.C. ("AK"), began providing manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical services providers. The Company paid $4.8 million for this interest, plus an earn-out of $1.1 million, which was paid in February 1999. Certain members of AK management own the remaining 25% of AK. During 1998 AK became certified by General Electric Company ("GE") to provide trailers for MRI equipment, and during 1999 AK became certified by two additional companies to provide trailers for their equipment. These certifications have resulted in increased revenues in the manufacturing segment. The Company received approximately 16 % of its revenues from the manufacturing segment in 1999.

RVC Segment Overview

--------------------

         During 1999, the Company entered into the RVC field through two acquisitions. Effective September 1, 1999, the Company acquired a 60% interest in two refractive surgery centers, owned and operated by Barnet Dulaney Eye Center, for approximately $8.8 million in cash, a warrant to purchase 29,000 shares of Company common stock and a contingent earn-out obligation to be paid at the end of the first year of operations after acquisition. Also effective September 1, 1999, the Company acquired, through a majority owned subsidiary, 60% of the outstanding stock of Horizon Vision Centers, Inc. ("Horizon") for approximately $10.9 million in cash. Horizon operates four refractive surgery centers. The Company received approximately 3% of its revenue from the RVC segment in 1999.

Refractive Disorders

         The primary function of the human eye is to focus light. The eye works much like a camera; light rays enter the eye through the cornea, which provides most of the focusing power. Light then travels through the lens where it is fine-tuned to focus properly on the retina. The retina, located at the back of the eye, acts like the film in the camera, changing light into electric impulses that are carried by the optic nerve to the brain. To see clearly, light must be focused precisely on the retina. The amount of refraction required to properly focus images depends on the curvature of the cornea and the size of the eye. If the curvature is not correct, the cornea cannot properly focus the light passing through it onto the retina, and the viewer will see a blurred image. Refractive disorders, such as myopia, hyperopia and astigmatism, result from an inability of the cornea and the lens to focus images on the retina properly.

Laser Vision Correction Procedures

         In both PRK and LASIK the physician assesses the corneal correction required and programs the laser. Using a specially developed algorithm, the laser's software calculates the optimal number of pulses needed to achieve the corneal correction. Both PRK and LASIK are performed on an outpatient basis without general anesthesia, using only topical anesthetic eye drops. The eye drops eliminate the reflex to blink, while an eyelid holder is inserted to prevent blinking. The patient reclines in a chair, with his or her eye focused on a target, and the surgeon positions the patient's cornea for the procedure. The surgeon uses a foot pedal to apply the laser beam, which emits a rapid succession of laser pulses. The actual laser treatment takes 15 to 90 seconds to perform and the entire procedure, from set-up to completion, takes 10 to 15 minutes.

Prostatherapy Segment Overview

------------------------------

         In October 1997, the Company began providing thermotherapy services for the treatment of benign prostatic hyperplasia ("BPH"). BPH is the non-cancerous enlargement of the prostate, a condition common in men over age 60. Thermotherapy uses microwaves to apply heat to the prostate, resulting in relief of the symptoms of BPH without damaging surrounding tissues. Thermotherapy relieves the symptoms of BPH without incurring the risks of complications often associated with surgery and more invasive procedures. The Company operates three mobile thermotherapy devices servicing hospitals and surgery centers in eastern North Carolina and southern California. The Company is monitoring the success of its thermotherapy operations and may expand such operations in the future. The Company received approximately 2% of its revenues from the prostatherapy segment in 1999.

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

         The Company currently maintains general and professional liability insurance with a total limit of $1,000,000 per loss event and $3,000,000 policy aggregate and an umbrella excess limit of $10,000,000, with a deductible of $50,000 per occurrence. In addition, the Company requires medical professionals who utilize its services to maintain professional liability insurance. All of these insurance policies are subject to annual renewal by the insurer. If these policies were to be canceled or not renewed, or failed to provide sufficient coverage for the Company's liabilities, the Company might be forced to self-insure against the potential liabilities referred to above. In that event, a single incident might result in an award of damages which might have a material adverse effect on the operations of the Company.

Government Regulation and Supervision

-------------------------------------

         The Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. The Company is subject to Section 1128B of the Social Security Act (known as "the Illegal Remuneration Statute"), which imposes civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring, or arranging for the referral of, a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar government programs. The federal government has published regulations that provide exceptions or a "safe harbor" for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the Illegal Remuneration Statute. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the Illegal Remuneration Statute, but may be subject to greater scrutiny by enforcement agencies. The arrangements between the Company and the partnerships and other entities in which it owns an indirect interest and through which the Company provides most of its lithotripsy services and all of its prostatherapy services (and the corresponding arrangements between such partnerships and other entities and the treating physicians who own interests therein and who use the lithotripsy and prostatherapy facilities owned by such partnerships and other entities) could potentially be questioned under the illegal remuneration prohibition and may not fall within the protection afforded by these safe harbors. Many states also have laws similar to the Federal Illegal Remuneration Statute. While failure to fall within the safe harbors may subject the Company to scrutiny under the Illegal Remuneration Statute, such failure does not constitute a violation of the Illegal Remuneration Statute. Nevertheless, these illegal remuneration laws, as applied to activities and relationships similar to those of the Company, have been subjected to limited judicial and regulatory interpretation, and the Company has not obtained or applied for any opinion of any regulatory or judicial authority that its business operations and affiliations are in compliance with these laws. Therefore, no assurances can be given that the Company's activities will be found to be in compliance with these laws if scrutinized by such authorities.

         In addition to the Illegal Remuneration Statute, Section 1877 of the Social Security Act ("Stark II") imposes certain restrictions upon referring physicians and providers of certain designated health services under the Medicare, Medicaid and Champus Programs ("Government Programs"). Subject to certain exceptions, Stark II provides that if a physician (or a family member of a physician) has a financial relationship with an entity: (i) the physician may not make a referral to the entity for the furnishing of designated health services reimbursable under the Government Programs; and (ii) the entity may not bill Government Programs, any individual or any third-party payor for designated health services furnished pursuant to a prohibited referral under the Government Programs. The prohibitions of Stark II only apply to the treatment of Government Program patients, and have no application to services performed for non-government program patients. Entities and physicians committing an act in violation of Stark II will be required to refund amounts collected in violation of the statute and also are subject to civil money penalties and exclusion from the Government Programs. Physicians are investors in 51 of the Company's 65 lithotripsy operations, all of the three Company affiliates engaged in thermotherapy services and each of the Company's six refractive vision correction facilities. The Company lithotripsy and thermotherapy affiliates with physician-investors are referred to herein as the "Company Physician Entities".

         Many key terms in Stark II are not adequately defined and the statute is silent regarding its application to vendors, such as the Company Physician Entities, contracting "'under arrangements" with hospitals for the provision of outpatient services. Prior to the publication of the Proposed Stark Regulations described below, the Company interpreted Stark II consistently with the informal view of the General Counsel for Health and Human Services, and concluded that the statute did not apply to its method of conducting business. Based upon a reasonable interpretation of Stark II, by referring a patient to a hospital furnishing the outpatient lithotripsy or thermotherapy services "under arrangements" with the Company Physician Entities, a physician investor in a Company Physician Entity is not making a referral to an entity (the hospital) in which they have an ownership interest.

         On January 9, 1998, the federal government published proposed regulations under Stark II (the "Proposed Stark Regulations"). By clarifying certain ambiguities and defining certain statutory terms, the Proposed Stark
Regulations and accompanying commentary apply the physician referral prohibitions of Stark II to the Company Physician Entities' practice of contracting "under arrangements" with hospitals for treatment and billing of Government Program patients. Only hospitals can bill the Government Programs for lithotripsy and thermotherapy services; thus contracting under arrangements with hospitals was the way the Company Physician Entities economically participated in the treatment of Government Program patients. Absent a restructuring of traditional operations to comply with the government's interpretation of Stark II, the physician-investors will be prohibited from referring Government Program patients to the hospitals contracting with the Company Physician Entities. The Company cannot predict when final Stark II regulations will be issued or the substance of the final regulations, but the interpretive provisions of the Proposed Stark Regulations may be viewed as the federal government's interim enforcement position until final regulations are issued. Restructuring traditional operations may reduce Company revenues and limit future growth by
(i) reducing or eliminating revenues attributable to the treatment of Government Program patients by the Company Physician Entities, (ii) reducing revenues from the treatment of non-government patients by Company Physician Entities due to physician, hospital and third-party payor anxiety and concern created by Stark II, (iii) requiring the Company Physician Entities to restructure their operations to comply with Stark II, (iv) restricting the acquisition or development of additional lithotripsy or thermotherapy operations that will both treat Government Program patients and have referring physician-investors, (v) impairing the Company's relationship with urologists and (vi) otherwise materially adversely impacting the Company.

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

         In addition, upon the occurrence of changes in the law that may adversely affect operations, the Company is required to purchase the interests of physician-investors for certain of the Company Physician Entities. These mandatory purchase obligations require the payment by the Company of a multiple of earnings similar to multiples used by the Company in pricing the original acquisition of such interests. To the extent the Company is required to purchase such interests, such purchases might cause a default under the terms of the Company's senior credit facility and senior subordinated notes, impair the Company's relationship with physicians and otherwise have a material adverse impact on the Company. Regulatory developments, such as Stark II, might also dictate that the Company purchase all the interests of its physician-investors, regardless of any contractual requirements to do so, or substantially alter its business and operations to remain in compliance with applicable laws. Accordingly, there can be no assurance that the Company will not be required to change its business practices or its investment relationships with physicians or that the Company will not experience a material adverse effect as a result of any challenge made by a federal or state regulatory agency. In addition, there can be no assurance that physician-investors who, voluntarily or otherwise, divest of their interests in Company Physician Entities will continue to refer patients at the same rate or at all.

         Some states require approval, usually in the form of a certificate of need ("CON"), prior to the purchase of major medical equipment exceeding a predesignated capital expenditure threshold or for the commencement of certain clinical health services. Such approval is generally based upon the anticipated utilization of the service and the projected need for the service in the relevant geographical area of the state where the service is to be provided. CON laws differ in many respects, and not every state's CON law applies to the Company. Most of the Company's operations originated in states which did not require a CON for the Company's services, and the Company has obtained a CON in states where one is required. Some states also require registration of lithotripters with the state agency which administers its CON program. Such registration is not subject to any required approval, but rather is an administrative matter imposed so that the state will be aware of all existing clinical health services. The Company registers in those states which require these filings.

         All states in which the Company operates require registration of the fluoroscopic x-ray tubes which are utilized to locate the kidney stones treated with the Company's lithotripters. The registration requirements are imposed in order to facilitate periodic inspection of the fluoroscopic tubes.

         Some states have regulations that require facilities such as mobile lithotripters and thermotherapy facilities to be licensed and to have appropriate emergency care resources and qualified staff meeting the stated educational and experience criteria. The Company's lithotripsy equipment is subject to regulation by the U.S. Food & Drug Administration, and the motor vehicles utilized to transport the Company's mobile lithotripsy and thermotherapy equipment are subject to safety regulation by the U.S. Department of Transportation and the states in which the Company conducts its mobile lithotripsy and thermotherapy business. The Company believes that it is in material compliance with these regulations.

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

Equipment

---------

         The Company purchases its equipment, and maintenance is generally provided pursuant to service contracts with the manufacturer or other service companies. The cost of a new lithotripter ranges from $400,000 to $600,000. For mobile lithotripsy and thermotherapy, the Company either purchases or leases the tractor, usually for a term up to five years, and purchases the trailer or a self contained coach. The cost of the laser equipment utilized in RVC ranges from $300,000 to $500,000. The cost of new prostatherapy equipment ranges from $200,000 to $400,000.

Employees

---------

         As of March 15, 2000, the Company employed approximately 301 full-time employees and approximately 72 part-time employees.

Competition

-----------

         The market to provide lithotripsy services is highly fragmented and competitive. The Company competes with other private facilities and medical centers that offer lithotripsy services and with hospitals, clinics and individual medical practitioners that offer conventional medical treatment for kidney stones. Certain of the Company's current and potential competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and development of operations in markets targeted by the Company. A decrease in the purchase price of lithotripters as a result of the development of less expensive lithotripsy equipment could decrease the Company's competitive advantage. Most of the Company's lithotripsy services agreements have matured past their initial terms and are now in annual renewal terms or are on a month-to-month basis. The Company also competes with three public companies, all of which are also manufacturers of lithotripsy equipment, which may create different incentives for such providers in pricing lithotripsy services. Moreover, while the Company believes that lithotripsy has emerged as the superior treatment for kidney stone disease, the Company competes with alternative kidney stone disease treatments.

         The Company's manufacturing segment competes with at least three privately held, national companies. The primary competitive factors are price and quality, including product manufacturing differences. Additionally, two of the three largest competitors are certified to provide GE trailers. The Company believes it manufactures a high quality product at a competitive price.

         The RVC market is fragmented and competitive. The Company competes with several national, public companies as well as individual ophthalmologists, hospitals and smaller service companies. The principal methods for competition are pricing and quality issues. The larger competitors are primarily focused on pricing, while the smaller competitors compete using both pricing and quality issues. While there are lower cost competitors in the geographic areas where the Company currently has operations, the Company believes it provides a higher quality service for a competitive price.

ITEM 2.  PROPERTIES
-------  ----------

         The Company's principal executive office is located in Austin, Texas in an office building owned by American Physicians Service Group, Inc. ("APS"). The Company pays APS approximately $10,000 per month, which includes rental payment for approximately 6,700 square feet of office space, reception and telephone services, and certain other services and facilities. The office space lease expires in December 2002.

         The Company leases approximately 11,000 square feet of office space in Fayetteville, North Carolina under two leases expiring in 2001. The current monthly lease amount is approximately $10,000.

         The Company's manufacturing subsidiary owns a building containing approximately 78,000 square feet of manufacturing and office space in Harvey, Illinois.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         NONE.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

         The following table sets forth the high and low closing prices for the Company's common stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System, for the years ended December 31, 1999 and 1998 (NASDAQ Symbol "PMSI").

                                 1999                        1998
                           -------------------          ------------------
                             High         Low            High         Low

     First Quarter         $ 8.44       $ 7.13          $13.38       $9.88
     Second Quarter        $ 7.56       $ 6.75          $12.06       $8.62
     Third Quarter         $ 9.75       $ 7.44          $ 9.06       $7.00
     Fourth Quarter        $10.63       $ 8.13          $ 8.00       $6.88

         On March 15, 2000, the Company had approximately 627 holders of record of its common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------



(In thousands, except
per share data)                                   Years Ended December 31
                                                  -----------------------

                                1999           1998           1997           1996           1995
                                ----           ----           ----           ----           ----

Revenues:

    Lithotripsy                $89,180        $92,053        $93,113        $71,602        $22,153

    Other                       22,994         12,583          2,866            802          1,042
                              --------       --------       --------       --------       --------

    Total                     $112,174       $104,636        $95,979        $72,404        $23,195
                              ========       ========       ========       ========       ========

Income:

    Net income                 $15,039        $10,794        $14,856         $8,961         $7,204
                               =======        =======        =======         ======         ======

Diluted earnings per share       $0.88          $0.57          $0.76          $0.49          $0.48
                                 =====          =====          =====          =====          =====

Dividends per share               None           None           None           None           None

Total assets                  $246,826       $240,198       $224,905       $201,175        $77,627
                              ========       ========       ========       ========        =======

Long-term obligations         $103,797       $100,987        $71,198        $70,910        $22,323
                              ========       ========        =======        =======        =======

Quarterly Data                  March 31    June 30     Sept 30      Dec 31
                                --------    --------    --------    --------

1999

Revenues                         $25,382     $28,608     $30,632     $27,552
Net income                        $3,162      $4,302      $4,339      $3,236
Per share amounts (basic):
    Net income                     $0.18       $0.25       $0.26       $0.20
    Weighted average shares
       outstanding                17,387      17,098      16,818      16,553
Per share amounts (diluted):
    Net income                     $0.18       $0.25       $0.26       $0.19
    Weighted average shares
       outstanding                17,495      17,196      17,000      16,788

1998

Revenues                         $22,795     $25,029     $28,936     $27,876
Net income (loss)                $(1,168)     $3,517      $3,941      $4,505
Per share amounts (basic):
    Net income                    $(0.06)      $0.18       $0.21       $0.25
    Weighted average shares
       outstanding                19,313      19,088      18,437      17,781
Per share amounts (diluted):
    Net income                    ($0.06)       $0.18       $0.21       $0.25
    Weighted average shares
       outstanding                19,313      19,223      18,561      17,890


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS OF THE COMPANY
         ------------------------------------

Forward-Looking Statements

--------------------------

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Readers should not place undue reliance on forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the reader should consult the Company's reports on Form 10-Q and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

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

Year ended December 31, 1999 compared to the year ended December 31, 1998
-------------------------------------------------------------------------

         Total revenues increased $7,538,000 (7%) as compared to the same period in 1998. Revenues from lithotripter operations decreased by $2,873,000 (3%) primarily due to renegotiation of contracts which resulted in a larger number of contracts providing for per diem pricing, and contracts lost due to non-renewal and competition. Despite the lithotripsy revenue declines, lithotripsy procedure volume was constant from 1998 to 1999, which the Company believes is indicative of its market share preservation. Manufacturing revenue increased by $6,461,000 (58%) due to increased sales of MRI trailers as well as the Company's expansion into manufacturing and sales of cardiac catheterization lab trailers. During 1998 the manufacturing facility became certified by GE to provide trailers for MRI equipment. RVC revenues were $3,414,000 in 1999 and included fee revenue of $3,004,000 and equity income of $410,000. The refractive operations were acquired during the third quarter of 1999. Prostatherapy revenues increased
$627,000 (52%) as1999 revenues included a full year of operations for three entities, while 1998 revenues included a full year of operations for one entity and a partial year of operations for two entities.

         Costs of services and general and administrative expenses (excluding depreciation and amortization) increased from 38% to 40% of revenues and increased $5,466,000 (14%) in absolute terms, compared to the same period in 1998. Cost of services associated with lithotripter operations increased
$327,000 (1%) in absolute terms and from 25% to 26% of lithotripter revenues. Cost of services associated with manufacturing increased $3,676,000 (40%) due to the increase in sales. Cost of services associated with RVC was $1,954,000, which represents approximately 4 months of operations. Cost of services associated with prostatherapy increased $482,000 due to increased operations. Corporate expenses decreased from 5% to 4% of revenues and increased $101,000 (2%) in absolute terms, as the Company was able to successfully grow without proportionately adding overhead.

         Other deductions decreased $4,318,000 from 1998 to 1999. This decrease is attributable to a decrease in loan fees and stock offering costs of $4,412,000 due to costs recognized in 1998 of $4,978,000 associated with the $100 million senior subordinated notes offering and the $50 million increase in the senior revolving credit facility, partially offset by 1999 expenses of $566,000 related to a restructuring of the Company's $100 million senior revolving credit facility. Also contributing to the decrease in other deductions was income recognition in 1999 of $1,140,000 due to the release of a contractual obligation related to a management incentive compensation program accrued at December 31, 1998. These decreases were partially offset by an increase in interest expense of $939,000, primarily due to the $100 million debt offering which closed in March 1998.

         Minority interest in consolidated income decreased $282,000 in 1999 as compared to 1998 primarily due to the decline in lithotripsy revenue discussed above in certain of the Company's subsidiaries. Earnings before interest, taxes, depreciation, and amortization (EBITDA) attributable to minority interests was $28,554,000 for the year ended December 31, 1999 compared to $28,077,000 for the same period in 1998. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

         Income tax expense for 1999 increased $2,055,000 over 1998 primarily due to the increase in pretax income.

Year ended December 31, 1998 compared to the year ended December 31, 1997
-------------------------------------------------------------------------

         Total revenues increased $8,657,000 (9%) as compared to the same period in 1997. Revenues from lithotripter operations decreased by $1,060,000 (1%) primarily due to a decline in average reimbursement per procedure. Manufacturing revenue increased by $8,708,000 (369%) due to the fact that the 1998 revenues were for the full year while 1997 revenues were for four months of operations. The Company acquired the trailer manufacturer in September 1997. Prostatherapy revenues rose $1,207,000 due to the fact that 1998 revenues were for the full year for one entity and a partial year for another entity, while 1997 revenues included one entity which began operations in the fourth quarter. Other revenues decreased $198,000 primarily due to four discontinued/sold cardiac centers.

         Costs of services and general and administrative expenses (excluding depreciation and amortization) increased from 35% to 38% of revenues and increased $6,188,000 (19%) in absolute terms, compared to the same period in 1997. Cost of services associated with lithotripter operations decreased $2,707,000 (11%) in absolute terms and from 27% to 25% of lithotripter revenues. Cost of services associated with manufacturing increased $7,461,000 (428%) due to full year of operations in 1998 while 1997 costs represent four months of operations. Cost of services associated with prostatherapy increased $803,000 due to a full year of operations for the first time in 1998. Other cost of services decreased $229,000 (48%) primarily due to four discontinued/sold cardiac centers. Corporate expenses decreased from 6% to 5% of revenues, as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses decreased $757,000 (13%) primarily due to a consolidation of corporate functions.

         Other deductions increased $4,635,000 primarily due to (i) the increase of $4,618,000 for the write-off of fees paid to lenders to obtain financing, and
(ii) an increase in interest expense of $992,000 due to an increase in new borrowings in March 1998 related to the $100 million senior subordinated notes offering. The increased deductions were offset partially by an increase in interest income of $677,000.

         Minority interest in consolidated income decreased $251,000 primarily due to the decline in revenue discussed above in certain of the Company's subsidiaries. EBITDA attributable to minority interests was $28,077,000 for the year ended December 31, 1998 compared to $28,591,000 for the same period in 1997.

         Income tax expense for 1998 increased $1,582,000 over 1997, despite the 12% reduction in pretax earnings over the same period as the 1997 provision included the effect of a reduction in the Company's valuation allowance related to net operating loss carryforwards.

Liquidity and Capital Resources

         Cash and cash equivalents were $20,064,000 and $40,146,000 at December 31, 1999 and 1998, respectively. The Company's subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the years ended December 31, 1999 and 1998, the Company's subsidiaries distributed cash of approximately $27,180,000 and $25,799,000, respectively, to minority interest holders.

         Cash provided by operations was $35,744,000 for the year ended December 31, 1999 and $45,551,000 for the year ended December 31, 1998. From 1998 to 1999 fee and other revenue collected increased by $9,602,000 and was offset by the increase in cash paid to employees, suppliers of goods and others of $12,396,000. These fluctuations are attributable to increased operations as well as the timing of accounts receivable collections and accounts payable and accrued expense payments. An increase in interest payments of $2,092,000 was due to the $100 million of senior subordinated notes issued in March 1998, resulting in a partial year of interest payments on this debt in 1998 versus a full year of interest payments on this debt in 1999. Taxes paid increased $790,000 from 1998 to 1999 due to higher income tax expense during 1999. Additionally, the Company purchased investments in a trading portfolio of $9,222,000 during 1999, partially offset by proceeds from sales and maturities of $5,003,000.

         Cash used by investing activities for the year ended December 31, 1999, was $26,241,000 primarily due to $23,580,000 used in two refractive acquisitions and one lithotripter acquisition as well as payments of earnouts related to prior year acquisitions. Purchases of equipment and leasehold improvements of $5,790,000 were partially offset by $2,352,000 in distributions from investments. Cash used by investing activities for the year ended December 31, 1998, was $2,142,000 primarily due to $5,213,000 for the purchase of equipment and leasehold improvements, partially offset by $2,532,000 in distributions from investments.

         Cash used in financing activities for the year ended December 31, 1999, was $29,585,000, which was primarily due to distributions to minority interests of $27,180,000 and purchases of treasury stock of $8,382,000 partially offset by net borrowings of $3,181,000 and contributions of $2,636,000 received from holders of minority interests related to expansion of existing partnerships and new partnership formations. Cash used in financing activities for the year ended December 31, 1998, was $27,033,000, primarily due to distributions to minority interests of $25,799,000, purchases of treasury stock of $16,439,000 and debt issuance costs of $4,417,000, partially offset by net borrowings of $19,541,000.

         The Company's credit facility as of December 31, 1999 is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, none of which was drawn at December 31, 1999 and March 15, 2000. Subsequent to December 31, 1999 the Company completed a restructuring of its revolving line of credit to enable the Company to draw on the revolver for RVC acquisitions. The restructuring splits the revolver into two facilities of $14,000,000 for refractive acquisitions by certain subsidiaries and the remaining $86,000,000 for lithotripsy, manufacturing, refractive and prostatherapy acquisitions as well as for working capital. On March 27, 1998, the Company completed an offering of $100 million of senior subordinated notes due 2008 (the "Notes") to qualified institutional buyers. The net proceeds from the offering of approximately $96 million was used to repay all outstanding indebtedness under the Company's bank facility, with the remainder used for general corporate purposes, including acquisitions. In connection therewith, the Company recorded a charge to earnings in 1998 of approximately $4.4 million for debt issuance costs associated with the Notes. The Notes bear interest at 8.75% and interest is payable semi-annually on April 1st and October 1st. Principal is due April 2008.

         The Company intends to increase the number of its lithotripsy operations primarily through acquisitions and the number of its RVC operations through both acquisitions and development. The Company intends to fund the purchase price for future acquisitions and developments using borrowings under its senior credit facility and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions where appropriate.

         During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. In February 2000 the Company announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 2,968,800 shares of stock for a total of $25,572,000 as of March 15, 2000.

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

Inflation

---------

         The operations of the Company are not significantly affected by inflation because the Company is not required to make large investments in fixed assets. However, the rate of inflation will affect certain of the Company's expenses, such as employee compensation and benefits.

ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

Interest Rate Risk:
         The Company has long-term debt (including current portion) totaling $105,560,000, of which $100.8 million has a fixed rate of interest of 8.75%, $126,000 has fixed rates of 6% to 9% and $162,000 does not bear any interest. The remaining $4,464,000 bears interest at the prime rate. The Company is exposed to some market risk due to the floating interest rate on the $4,464,000. The Company makes monthly or quarterly payments of principal and interest on the $4,464,000. An increase in interest rates of 1.5% would result in a $67,000 annual increase in interest expense on this existing principal balance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     The information required by this item is contained in Appendix A attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 2000 annual meeting of shareholders, except for the information regarding executive officers of the Company, which is presented below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

As of March 15, 2000, the executive officers of the Company are as follows:

Name                          Age   Position

----                          ---   --------

Kenneth S. Shifrin            50    Chairman of the Board
Joseph Jenkins, M.D., J.D.    52    President, Chief Executive Officer and
                                       Director

Brad A. Hummel                43    Executive Vice President and Chief
                                       Operating Officer
Cheryl L. Williams            48    Chief  Financial  Officer, Senior Vice
                                       President-Finance and Secretary
Teena E. Belcik               37    Vice President and Treasurer
John R. Hedrick               47    Senior Vice President of Development
Stan Johnson                  46    Vice President

The foregoing  does not include  positions  held in the Company's  subsidiaries.
Officers are elected for annual periods. There are no family relationships between any of the executive officers and/or directors of the Company.

Mr. Shifrin has been Chairman of the Board and a director of the Company since October 1989. In addition, Mr. Shifrin has served in various capacities with APS since February 1985, and is currently Chairman of the Board and Chief Executive Officer of APS. Mr. Shifrin is a member of the World Presidents' Organization.

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

Mr. Hummel has been the Executive Vice President and Chief Operating Officer of the Company since October 1999. Prior to joining the Company, Mr. Hummel was with Diagnostic Health Services, Inc. ("DHS") since 1984, most recently serving as the President and Chief Executive Officer, and as a member of the Board of Directors. The Company believes that DHS filed for Chapter 11 reorganization on or about March 20, 2000. From 1981 to 1984, Mr. Hummel was an associate with Covert, Crispin and Murray, a Washington, D.C. and London-based management consulting firm. Mr. Hummel also serves as a member of APS's Board of Directors.

Ms. Williams has been Chief Financial Officer, Senior Vice President - Finance and Secretary of the Company since October 1989. Ms. Williams was Controller of Fairchild Aircraft Corporation from August 1988 to October 1989. From 1985 to 1988, Ms. Williams served as the Chief Financial Officer of APS Systems, Inc., a wholly-owned subsidiary of APS.

Ms. Belcik has been Vice President and Treasurer since October 1999. Ms. Belcik served various positions with Bank of America, N.A. since 1994 and was most recently a Senior Vice President in the Health Care Banking Group. Previously, Ms. Belcik taught at Valdosta State University, was a financial consultant, and held several positions with Chase Bank's Corporate Banking Group.

Mr. Hedrick has been the Senior Vice President of Development since September 1999. Mr. Hedrick was with a subsidiary of American Physicians Service Group, Inc. ("APS") since 1997 serving as Senior Vice President. From 1988 to 1997 Mr. Hedrick's experience included providing merger and acquisition advisory services to privately held healthcare entities, including ophthalmology, and the practice of law.

Mr. Johnson has been a Vice President of the Company and President of Sun Medical Technologies, Inc. ( "Sun "), a wholly-owned subsidiary of the Company, since November 1995. Mr. Johnson was the Chief Financial Officer of Sun from 1990 to 1995.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2000 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2000 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2000 annual meeting of shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------  ----------------------------------------------------------------

(a)  1.  Financial Statements.
         --------------------

         The information required by this item is contained in Appendix A attached hereto.

     2.  Financial Statement Schedules.
         -----------------------------

         None.

(b)  Reports on Form 8-K.
     -------------------

         None.

(c)  Exhibits. (1)
     --------

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

     10.5 Rights Agreement dated October 18, 1993 between the Company and American Stock Transfer and Trust Company. (3)

     10.6 Form of Indemnification Agreement dated October 11, 1993 between the Company and certain of its officers and directors. (3)

     10.7   Partnership Agreement of Metro Atlanta Stonebusters, G.P. (5)

     10.8 Management Agreement dated July 28, 1994 between the Alabama Renal Stone Institute, Inc. and Alabama Kidney Stone Foundation, Inc. (6)

     10.9 Asset Purchase Agreement dated July 21, 1999 among Prime Lithotripsy Services, Inc., Reston Hospital Lithotripter Joint Venture, Reston Lithotripsy Associates, Inc., Columbia Arlington Healthcare System, L.L.C. and Robert Ball, M.D. (15)

     10.10  Not used

     10.11  Not used

     10.12  Not used

     10.13  Not used

     10.14 Amended and Restated Joint Venture Agreement dated April 1989, between Prime Diagnostic Imaging Services, Inc. and The Shasta Diagnostic Imaging Medical Group. (4)

     10.15 Agreement of Limited Partnership of Mobile Kidney Stone Centers of California III, L.P. (15)

     10.16 Amendments to First Amended and Restated Agreement of Limited Partnership of Ohio Mobile Lithotripter, Ltd. (15)

     10.17 Second Amendment to Agreement of Limited Partnership of Pacific Medical Limited Partnership (15)

     10.18 Amendments to Agreement of Limited Partnership of Texas Lithotripsy Limited Partnership VII, L.P. (15)

     10.19 Fourth Amendment to Agreement of Limited Partnership of San Diego Lithotripters Limited Partnership (15)

     10.20 Amendment to Agreement of Limited Partnership of Fayetteville Lithotripters Limited Partnership - Virginia I (15)

     10.21 Amendments to Agreement of Limited Partnership of Fayetteville Lithotripters Limited Partnership - South Carolina II (15)

     10.22 Amendment to Agreement of Limited Partnership of Fayetteville Lithotripters Limited Partnership - Utah I (15)

     10.23 Third Amendment to Agreement of Limited Partnership of Florida Lithotripters Limited Partnership I (15)

     10.24 Fourth Amendment to Agreement of Limited Partnership of Indiana Lithotripters Limited Partnership I (15)

     10.25 Sixth Amendment to Agreement of Limited Partnership of Texas Lithotripsy Limited Partnership III, L.P. (15)

     10.26 Agreement of Limited Partnership of Mobile Kidney Stone Centers of California II, L.P. (15)

     10.27 Fourth Amendment to Agreement of Limited Partnership of Louisiana Lithotripsy Investment Limited Partnership (15)

     10.28  Operating Agreement for Southern California Stone Center, L.L.C. (9)

     10.29 Lease Agreement dated July 1, 1995 between Kidney Stone Center of South Florida, L.C. and Madorsky and Pinon Kidney Stone Center of South Florida, P.A. (9)

     10.30 Agreement of Limited Partnership of Texas I Prostatherapy Limited Partnership (15)

     10.31  Not used

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

     10.35 Confidential Assignment Summary for Pacific Medical Limited Partnership. (14)

     10.36  Limited Partnership Agreement for Texas Lithotripsy VII, L.P. (14)

     10.37 Agreement and Plan of Merger of Texas Lithotripsy Limited Partnership II, L.P., Texas Lithotripsy Limited Partnership IV, L.P. and Texas ESWL/Laser Lithotripter, Ltd. (14)

     10.38 Limited Partnership Agreement for Big Sky Urological Limited Partnership. (14)

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

     10.43  Operating Agreement for Washington Urological Services, LLC. (14)

     10.44* Amended and Restated 1993 Stock Option Plan, as amended June 10,
            1998. (10)

     10.45 Agreement of Limited Partnership of Wyoming Urological Services, L.P. (14)

     10.46 Indenture Agreement dated March 27, 1998 between Prime Medical Services, Inc. and State Street Bank and Trust Company of Missouri, N.A. (8)

     10.47 Loan Agreement dated January 31, 2000 for $14,000,000 Advancing Term Loan between Prime Refractive Management, L.L.C., Bank of America, N.A. as Administrative Agent, Bank Boston, N.A. as Documentation Agent and the Lenders Named Therein (15)

     10.48 Fourth Amended and Restated Loan Agreement dated January 31, 2000 for $86,000,000 Revolving Credit Loan between Prime Medical Services Inc., Bank of America, N.A. as Administrative Agent, BankBoston, N.A. as Documentation Agent and the Lenders Named Therein (15)

     10.49 Pledge and Security Agreements dated January 31, 2000 relating to $14,000,000 Advancing Term Loan and $86,000,000 Revolving Credit Loan (15)

     10.50 Borrower Security Agreements dated January 31, 2000 relating to $14,000,000 Advancing Term Loan and $86,000,000 Revolving Credit Loan (15)

     10.51 Guarantor Security Agreements dated January 31, 2000 relating to $14,000,000 Advancing Term Loan and $86,000,000 Revolving Credit Loan (15)

     10.52 Guarantor Copyright Security Agreements dated January 31, 2000 relating to $14,000,000 Advancing Term Loan and $86,000,000 Revolving Credit Loan (15)

     10.53 Guaranty Agreements dated January 31, 2000 relating to $14,000,000 Advancing Term Loan and $86,000,000 Revolving Credit Loan (15)

     10.54 Note dated January 31, 2000 in the amount of $1,050,000 between Prime Refractive Management and Guaranty Federal Bank, F.S.B. (15)

     10.55 Note dated January 31, 2000 in the amount of $1,575,000 between Prime Refractive Management and Fleet National Bank (15)

     10.56 Note dated January 31, 2000 in the amount of $3,150,000 between Prime Refractive Management and BankBoston, N.A. (15)

     10.57 Note dated January 31, 2000 in the amount of $4,725,000 between Prime Refractive Management and Bank of America, N.A. (15)

     10.58 Note dated January 31, 2000 in the amount of $2,100,000 between Prime Refractive Management and Bank One, Texas, N.A. (15)

     10.59 Note dated January 31, 2000 in the amount of $12,900,000 between Prime Medical Services, Inc. and Bank One, Texas, N.A. (15)

     10.60 Note dated January 31, 2000 in the amount of $8,600,000 between Prime Medical Services, Inc. and LaSalle Bank, National Association (15)

     10.61 Note dated January 31, 2000 in the amount of $8,600,000 between Prime Medical Services, Inc. and Cooperative Centrale
            Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch (15)

     10.62 Note dated January 31, 2000 in the amount of $8,600,000 between Prime Medical Services, Inc. and Credit Lyonnais New York Branch (15)

     10.63 Note dated January 31, 2000 in the amount of $5,375,000 between Prime Medical Services, Inc. and Fleet National Bank (15)

     10.64 Note dated January 31, 2000 in the amount of $8,600,000 between Prime Medical Services, Inc. and Imperial Bank(15)

     10.65 Note dated January 31, 2000 in the amount of $6,450,000 between Prime Medical Services, Inc. and Guaranty Federal Bank, F.S.B. (15)

     10.66 Note dated January 31, 2000 in the amount of $16,125,000 between Prime Medical Services, Inc. and Bank of America, N.A. (15)

     10.67 Note dated January 31, 2000 in the amount of $10,750,000 between Prime Medical Services, Inc. and BankBoston, N.A. (15)

     10.68 Note dated January 31, 2000 in the amount of $1,400,000 between Prime Refractive Management and LaSalle Bank, National
            Association (15)

     10.69  Not used

     10.70 Contribution Agreement dated September 1, 1999 and First Amendment dated January 31, 2000 among Barnet Dulaney Eye Center, P.L.L.C., David Dulaney, M.D., Ronald W. Barnet, M.D., Mark Rosenberg, Prime Medical Services Inc., Prime Medical Operating Inc., LASIK Investors, L.L.C., Prime/BDR Acquisition, L.L.C. and Prime/BDEC Acquisition, L.L.C. (15)

     10.71 Loan Agreement dated September 1, 1999 between Prime Medical Operating, Inc. and Prime/BDR Acquisition, L.L.C. (15)

     10.72 Limited Liability Company Agreement of Prime/BDR Acquisition, L.L.C. (15)

     10.73 Limited Liability Company Agreement of Prime/BDEC Acquisition, L.L.C. (15)

     10.74  Non-Competition Agreements dated September 1, 1999 between Robert
            B. Pinkert, O.D. and Scott A. Perkins, M.D. for the benefit of Prime Medical Services Inc., Prime Medical Operating, Inc., Prime/BDR Acquisition, L.L.C., Prime/BDEC Acquisition, L.L.C., Barnet Dulaney Eye Center, P.L.L.C., LASIK Investors, L.L.C., Ronald W. Barnet, M.D., David D. Dulaney, M.D., and Mark Rosenberg (15)

     10.75 Promissory Note dated September 1, 1999 from Prime/BDR Acquisition, L.L.C., to Prime Medical Operating, Inc. (15)

     10.76 Collocation Agreement dated September 1, 1999 by and between Barnet Dulaney Eye Center, P.L.L.C. and Prime/BDR Acquisition, L.L.C. (15)

     10.77 Membership Interest Transfer Restriction Agreement dated September 1, 1999 (15)

     10.78 Assignment and Security Agreement dated September 1, 1999 between Prime Medical Operating, Inc. and LASIK Investors, L.L.C. (15)

     10.79 Promissory Note dated September 1, 1999 from Prime/BDR Acquisition, L.L.C., to Prime Medical Operating, Inc. (15)

     10.80 Loan Agreement dated January 31, 2000 between Prime Refractive, L.L.C. and Prime Refractive Management, L.L.C. (15)

     10.81 Promissory Note dated January 31, 2000 between Prime Refractive, L.L.C. and Prime Refractive Management, L.L.C. (15)

     10.82 Assignment and Security Agreement dated January 31, 2000 between Prime Refractive Management, L.L.C. and LASIK Investors, L.L.C. (15)

     10.83 Limited Liability Company Agreement dated September 1, 1999 of Prime Refractive, L.L.C. (15)

     10.84 Stock Purchase Agreements dated September 1, 1999 relating to the acquisition of Horizon Vison Center, Inc. (15)

     10.85 Assignment and Security Agreements relating to the acquisition of Horizon Vison Center, Inc. (15)

     10.86 Exclusive Use Agreements relating to the acquisition of Horizon Vison Center, Inc. (15)

     10.87 Amended and Restated Bylaws for the regulation of Horizon Vison Centers, Inc. (15)

     10.88 Assignment and Security Agreement by and between Prime Medical Operating, Inc. and Prime/BDR Acquisition, L.L.C. (15)

     12     Computation of ratio of earnings to fixed charges.  (15)

     21.1   List of subsidiaries of the Company.  (15)

     23.1   Independent Auditors' Consent of KPMG LLP.   (15)

     27     Financial Data Schedule (15)

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

(4) Filed as an Exhibit to the Annual Report on Form 10-K of Old Prime, Commission File Number 0- 9963, for the year ended December 31, 1992 and incorporated herein by reference.

(5) Filed as an Exhibit to the Current Report on Form 8-K dated May 5, 1994 of the Company and incorporated herein by reference.

(6) Filed as an Exhibit to the Current Report on Form 8-K dated July 28, 1994 of the Company and incorporated herein by reference.

(7)  Not used.

(8) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1998

(9) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

(10) Filed as an Exhibit to the Registration Statement on Form S-8 (Registration No. 333-62245) of the Company and incorporated herein by reference.

(11) Not used.

(12) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

(13) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(14) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998.

(15) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRIME MEDICAL SERVICES, INC.







                                   By: /s/ Joseph Jenkins, M.D., J.D.
                                   -------------------------------
                                   Joseph Jenkins, M.D., J.D., President,
                                   Chief Executive Officer and Director


                                   Date:  March 30, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth S. Shifrin

    ----------------------
    Kenneth S. Shifrin
    Chairman of the Board

Date:  March 30, 2000





By: /s/ Cheryl L. Williams

    ----------------------
    Cheryl L. Williams

    Senior Vice President of Finance, Secretary and Chief Financial Officer (Principal
    Financial and Accounting Officer)

Date:  March 30, 2000

By: /s/ Joseph Jenkins

    ----------------------
    Joseph Jenkins, M.D., President,
    Chief Executive Officer and Director

Date:  March 30, 2000





By: /s/ John McEntire

    ----------------------
     John McEntire, Director

Date:   March 30, 2000





By: /s/ William A. Searles

    ----------------------
    William A. Searles, Director

Date:  March 30, 2000





By: /s/ Michael Spalding

    ----------------------
    Michael Spalding, M.D., Director

Date:  March 30, 2000




By: /s/ James M. Usdan

    ----------------------
    James M. Usdan, Director

Date:  March 30, 2000

                                   APPENDIX A

                                      INDEX

                                                                         Page

Independent Auditors' Report                                             A-2
Consolidated Financial Statements:
     Consolidated Statements of Income for the years ended
        December 31, 1999, 1998 and 1997.                                A-3
     Consolidated Balance Sheets at December 31, 1999 and 1998.          A-4
     Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 1999, 1998 and 1997.                    A-6
     Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997.                                A-7
     Notes to Consolidated Financial Statements.                         A-10

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Medical Services, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/:KPMG LLP

Austin, Texas
March 6, 2000

            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

                                                                     Years Ended December 31,
                                                                  1999           1998           1997
Revenue:
     Lithotripsy:
         Fee revenues                                            $ 80,880       $ 83,879       $ 84,537
         Management fees                                            5,719          5,284          6,237
         Equity income                                              2,581          2,890          2,339
                                                                 --------       --------       --------
                                                                   89,180         92,053         93,113
     Manufacturing                                                 17,527         11,066          2,358
     Refractive                                                     3,414              -              -
     Prostatherapy                                                  1,834          1,207              -
     Other                                                            219            310            508
                                                                 --------       --------       --------
         Total revenue                                            112,174        104,636         95,979
                                                                 --------       --------       --------
Cost of services and general and administrative expenses:

     Lithotripsy                                                   23,001         22,674         25,381
     Manufacturing                                                 12,880          9,204          1,743
     Refractive                                                     1,954              -              -
     Prostatherapy                                                  1,285            803              -
     Other                                                            165            249            478
     Corporate                                                      5,027          4,926          5,683
     Nonrecurring development, impairment
          and other costs, net                                        627          1,617              -
                                                                 --------       --------       --------
                                                                   44,939         39,473         33,285
Depreciation and amortization                                      10,848         10,476          9,911
                                                                 --------       --------       --------
         Total operating expenses                                  55,787         49,949         43,196
                                                                 --------       --------       --------

Operating income                                                   56,387         54,687         52,783

Other income (deductions):
     Interest and dividends                                         1,505          1,417            740
     Interest expense                                              (9,408)        (8,469)        (7,477)
     Loan fees and stock offering costs                              (566)        (4,978)          (360)
     Release of contractual obligation                              1,140              -              -
     Other, net                                                       (79)           304              6
                                                                 --------       --------       --------
                                                                   (7,408)       (11,726)        (7,091)
                                                                 --------       --------       --------
Income before provision for income taxes
     and minority interest                                         48,979         42,961         45,692

Minority interest in consolidated income                           24,508         24,790         25,041

Provision for income taxes                                          9,432          7,377          5,795
                                                                 --------       --------       --------

Net income                                                       $ 15,039       $ 10,794       $ 14,856
                                                                 ========       ========       ========

Basic earnings per share:
     Net income                                                    $ 0.89         $ 0.58         $ 0.77
                                                                 ========       ========       ========
     Weighted average shares outstanding                           16,958         18,650         19,275
                                                                 ========       ========       ========

Diluted earnings per share:
     Net income                                                    $ 0.88         $ 0.57         $ 0.76
                                                                 ========       ========       ========
     Weighted average shares outstanding                           17,114         18,783         19,461
                                                                 ========       ========       ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

($ in thousands)

                                                                                             December 31,
                                                                                        1999               1998
ASSETS

Current assets:
     Cash and cash equivalents                                                         $20,064            $40,146
     Investments                                                                         4,120                  -
     Accounts receivable, less allowance for doubtful
        accounts of $224 in 1999 and $966 in 1998                                       23,273             21,400
     Other receivables                                                                   3,491              2,693
     Deferred income taxes                                                               1,066              2,330
     Prepaid expenses and other current assets                                           2,322                949
     Inventory                                                                           3,676              1,825
                                                                                      --------           --------
        Total current assets                                                            58,012             69,343
                                                                                      --------           --------

Property and equipment:
     Equipment, furniture and fixtures                                                  42,128             34,485
     Building and leasehold improvements                                                 2,092              2,073
                                                                                      --------           --------

                                                                                        44,220             36,558
     Less accumulated depreciation and
        amortization                                                                   (25,567)           (18,471)
                                                                                      --------           --------

        Property and equipment, net                                                     18,653             18,087
                                                                                      --------           --------

Other investments                                                                       18,963             11,026
Goodwill, at cost, net of amortization                                                 149,088            140,863
Other noncurrent assets                                                                  2,110                879
                                                                                      --------           --------
                                                                                      $246,826           $240,198
                                                                                      ========           ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except share data)

                                                                                            December 31,
                                                                                        1999               1998
LIABILITIES

Current liabilities:
     Current portion of long-term debt                                                 $ 1,763              $ 890
     Accounts payable                                                                    3,290              5,287
     Accrued distributions to minority interests                                         8,332              8,951
     Accrued expenses                                                                    7,108             12,051
                                                                                      --------           --------

         Total current liabilities                                                      20,493             27,179

Long-term debt, net of current portion                                                 103,797            100,987
Deferred income taxes                                                                    6,400              4,789
                                                                                      --------           --------

         Total liabilities                                                             130,690            132,955

Minority interest                                                                       19,454             17,493


STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none outstanding                                                           -                  -
Common stock, $0.01 par value, 40,000,000 shares
     authorized; 19,367,267 issued in 1999 and
     19,350,267 isssued in 1998                                                            194                194
Capital in excess of par value                                                          87,655             87,380
Accumulated earnings                                                                    33,654             18,615
Treasury stock, at cost, 2,875,300 shares in 1999
     and 1,845,200 shares in 1998                                                      (24,821)           (16,439)
                                                                                      --------           --------

         Total stockholders' equity                                                     96,682             89,750
                                                                                      --------           --------

                                                                                      $246,826           $240,198
                                                                                      ========           ========


          See accompanying notes to consolidated financial statements.

                          PRIME MEDICAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1999, 1998 and 1997

($ in thousands, except share data)

                                                                   Capital in    Accumulated

                                           Issued Common Stock      Excess of     Earnings          Treasury Stock
                                            Shares       Amount     Par Value     (Deficit)       Shares       Amount       Total
                                          ----------     ------    ----------      --------     ----------   ---------    --------

Balance, January 1, 1997                  19,078,933      $ 191     $ 83,271       $ (7,035)            -       $   -     $ 76,427

     Net income for the year                      -          -            -          14,856             -           -       14,856

     Exercise of stock options
        including tax benefit of
        $438 on non-qualifying
        exercises                            227,334          2          779             -              -           -          781
                                          ----------     ------    ----------      --------     ----------   ---------    --------
Balance, December 31, 1997                19,306,267        193       84,050          7,821             -           -       92,064

     Net income for the year                      -          -            -          10,794             -           -       10,794

     Tax benefits on exercised warrants           -          -         3,096             -              -           -        3,096

     Exercise of stock options
        including tax benefit of
        $140 on non-qualifying
        exercises                             44,000          1          234             -              -           -          235

     Purchase of treasury stock                   -          -            -              -      (1,845,200)    (16,439)    (16,439)
                                          ----------     ------    ----------      --------     ----------   ---------    --------

Balance, December 31, 1998                19,350,267        194       87,380         18,615     (1,845,200)    (16,439)     89,750

     Net income of the year                       -          -            -          15,039             -           -       15,039

     Issuance of put options                      -          -            73             -              -           -           73

     Issuance of warrants                         -          -            97             -              -           -           97

     Exercise of stock options
        including tax benefit of
        $18 on non-qualifying
        exercises                             17,000         -           105             -              -           -          105

     Purchase of treasury stock                   -          -            -              -      (1,030,100)     (8,382)     (8,382)
                                          ----------     ------    ----------      --------     ----------   ---------    --------

Balance, December 31, 1999                19,367,267      $ 194     $ 87,655       $ 33,654     (2,875,300)  $ (24,821)   $ 96,682
                                          ==========     ======    ==========      ========     ==========   =========    ========


          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

                                                                               Years Ended December 31,
                                                                       1999              1998             1997
                                                                    ------------      -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected                                  $ 108,251         $ 98,649          $ 90,924
     Cash paid to employees, suppliers
         of goods and others                                            (52,144)         (39,748)          (31,685)
     Purchases of investments                                            (9,222)               -                 -
     Proceeds from sales and maturities of investments                    5,003                -                 -
     Interest received                                                    1,505            1,417               739
     Interest paid                                                       (9,353)          (7,261)           (7,521)
     Taxes paid                                                          (8,296)          (7,506)             (764)
                                                                    ------------      -----------      ------------

         Net cash provided by operating activities                       35,744           45,551            51,693
                                                                    ------------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equity investments and entities                        (23,580)               -           (20,217)
     Purchases of equipment and leasehold
         improvements                                                    (5,790)          (5,213)           (4,546)
     Proceeds from sales of equipment                                       207              224                30
     Distributions from investments                                       2,352            2,532             1,690
     Other                                                                  570              315                94
                                                                    ------------      -----------      ------------

         Net cash used in investing activities                          (26,241)          (2,142)          (22,949)
                                                                    ------------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable, exclusive of interest                    (1,403)         (80,484)          (50,328)
     Borrowings on notes payable                                          4,584          100,025            51,201
     Distributions to minority interest                                 (27,180)         (25,799)          (28,667)
     Debt issuance costs                                                      -           (4,417)                -
     Contributions by minority interest                                   2,636               72             2,381
     Exercise and issuance of stock options                                 160                9               343
     Purchase of treasury stock                                          (8,382)         (16,439)                -
                                                                    ------------      -----------      ------------

         Net cash used in financing activities                          (29,585)         (27,033)          (25,070)
                                                                    ------------      -----------      ------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                               (20,082)          16,376             3,674

Cash and cash equivalents, beginning of period                           40,146           23,770            20,096
                                                                    ------------      -----------      ------------

Cash and cash equivalents, end of period                               $ 20,064         $ 40,146          $ 23,770
                                                                    ============      ===========      ============

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


($ in thousands)

                                                                            Years Ended December 31,
                                                                    1999             1998             1997
                                                                 ------------     ------------     ------------

Reconciliation of net income to net cash provided by operating activities:

Net income                                                          $ 15,039         $ 10,794         $ 14,856
Adjustments to reconcile net income to cash provided
     by operating activities:
         Minority interest in consolidated income                     24,508           24,790           25,041
         Depreciation and amortization                                10,848           10,476            9,911
         Provision for uncollectible accounts                            702              252              427
         Equity in earnings of affiliates                             (2,802)          (2,890)          (2,339)
         Debt issuance costs                                               -            4,417                -
         Provision for deferred income taxes                           2,875             (442)              68
         Write down of equipment                                       1,149                -                -
         Settlement of contingent liability                             (500)               -                -
         Release of contractual liability                             (1,140)               -                -
         Other                                                           (66)            (100)           1,159
     Changes in  operating  assets and  liabilities,
         net of effect of  purchase transactions:
             Investments                                              (4,120)               -                -
             Accounts receivable                                      (1,851)          (3,186)          (3,156)
             Other receivables                                        (1,424)            (910)             754
             Other assets                                             (2,585)          (1,244)            (602)
             Accounts payable                                         (2,665)             822              934
             Accrued expenses                                         (2,224)           2,772            4,640
                                                                 ------------     ------------     ------------

     Total adjustments                                                20,705           34,757           36,837
                                                                 ------------     ------------     ------------

Net cash provided by operating activities                           $ 35,744         $ 45,551         $ 51,693
                                                                 ============     ============     ============

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


($ in thousands)

                                                                                     Years Ended December 31,
                                                                               1999           1998            1997
                                                                            -----------    ------------    ------------
SUPPEMENTAL INFORMATION OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:

At December 31, 1999, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:

         Current liabilities increased by                                      $ 8,332
         Minority interest decreased by                                          8,332

In 1999, the Company acquired, through a majority owned subsidiary 60% of the outstanding stock of Horizon Vision Centers. This transaction is discussed further in Note D. The acquired assets and liabilities were as follows:

         Current assets increased by                                               710
         Noncurrent assets increased by                                          3,057
         Goodwill increased by                                                   9,174
         Current liabilities increased by                                        1,489
         Noncurrent liabilities increased by                                       413
         Minority interest increased by                                            910

At December 31, 1998, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:

         Current liabilities increased by                                                      $ 8,951
         Minority interest decreased by                                                          8,951

In 1998, the Company recognized tax benefits associated with warrants previously exercised. The effect of this was as follows:

         Current liabilities decreased by                                                        1,512
         Noncurrent liabilities decreased by                                                     1,584
         Stockholders' equity increased by                                                       3,096

In 1997, the Company acquired (1) additional ownership interests in 10 partnerships, (2) a 38.25% general partnership interest in a lithotripter operation, (3) 100% of the stock of a lithotripter operator, and (4) 75% equity interest in a trailer manufacturer. These transactions are discussed further in Notes C and D. The acquired assets and liabilities were as follows:

         Noncurrent assets increased by                                                                          4,041
         Goodwill increased by                                                                                  15,836
         Current liabilities increased by                                                                        1,343
         Minority interest decreased by                                                                            998

At December 31, 1997, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:

         Current liabilities increased by                                                                        8,655
         Minority interest decreased by                                                                          8,655


          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  ORGANIZATION AND OPERATION OF THE COMPANY

Prime Medical Services, Inc. ("Prime"), through its direct and indirect wholly-owned subsidiaries, provides non-medical management services for lithotripsy, refractive and prostatherapy operations. The Company provides its services in 34 states. The Company also manufactures trailers for major medical equipment manufacturers and mobile medical service providers. References to the Company are to Prime and its controlled and affiliated entities.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Prime, its wholly-owned subsidiaries, entities more than 50% owned and partnerships where Prime has control, even though its ownership is less than 50%. Investments in entities in which the Company's investment is less than 50% ownership, and the Company does not have control, are accounted for by the equity method if ownership is between 20% - 50%, or by the cost method if ownership is less than 20%. Through December 31, 1999, the Company had recognized approximately $675,000 in undistributed earnings using the equity method. This amount represents undistributed earnings from entities, in which the Company owns 50% or less, and does not exhibit control. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers as cash equivalents demand deposits and all short-term investments with an original maturity of three months or less.

Investments

The Company classifies its investments in debt securities as trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. The change in net unrealized holding gain or loss on trading securities for the year ended December 31, 1999 was not material.

Property and Equipment

Property and equipment are stated at cost. Major betterments are capitalized while normal maintenance and repairs are charged to operations. Depreciation is computed by the straight-line method using estimated useful lives of three to ten years. Leasehold improvements are generally amortized over ten years or the term of the lease, whichever is shorter. When assets are sold or retired, the corresponding cost and accumulated depreciation or amortization are removed from the related accounts and any gain or loss is credited or charged to operations.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill is amortized using the straight-line basis over a period not to exceed twenty five years for the refractive segment and forty years for the lithotripsy segment. Accumulated amortization at December 31, 1999 and 1998 is $18,155,000 and $13,807,000, respectively. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the goodwill, a loss is recognized for the difference between the discounted cash flows and carrying value of the goodwill.

Revenue Recognition

Revenues generated from management services and the manufacture of trailers are recognized as they are earned. The Company's lithotripsy fee revenues are based upon fees charged for services to hospitals, commercial insurance carriers, state and federal health care agencies, and individuals, net of contractual fee reductions.

Major Customers and Credit Concentrations

A significant portion of the Company's manufacturing revenues are from four customers. For the years ended December 31, 1999 and 1998, sales to these four customers accounted for 71% of each year's manufacturing revenues.

Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers, as well as their dispersion across many geographic areas. Other than as disclosed below, the Company does not consider itself to have any significant concentrations of credit risk. At December 31, 1999, approximately 14% of accounts receivable relate to units operating in Texas, 8% relate to units located in Louisiana, and 12% relate to units located in California. At December 31, 1998, approximately 17% of accounts receivable relate to units operating in Texas, 11% relate to units located in Louisiana, and 10% relate to units located in California.

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


B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Certain components that meet the Company's manufacturing requirements are only available from a limited number of suppliers. The inability to obtain components as required or to develop alternative sources, if and as required in the future, could result in delays or reduction in product shipments, which in turn could have a material adverse effect on the Company's manufacturing business, financial condition and results of operations.

Stock-Based Compensation

Upon adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), in 1996, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense. (See Note J).

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

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain reclassifications have been made to amounts presented in previous years to be consistent with the 1999 presentation.

Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such earnings per share data is as follows:

(In thousands, except per share data)

                                              Net                 Per Share
For the year ended December 31, 1999         Income     Shares     Amounts
------------------------------------        -------     ------     -------

   Basic                                    $15,039     16,958       $0.89
                                                                   =======
   Effect of dilutive securities:
   Options                                       -         156
                                            -------     ------
   Diluted                                  $15,039     17,114       $0.88
                                            =======     ======     =======

For the year ended December 31, 1998
------------------------------------

   Basic                                    $10,794     18,650       $0.58
                                                                   =======
   Effect of dilutive securities:
   Options                                       -         133
                                            -------     ------
   Diluted                                  $10,794     18,783       $0.57
                                            =======     ======     =======

For the year ended December 31, 1997
------------------------------------

   Basic                                    $14,856     19,275       $0.77
                                                                   =======

   Effect of dilutive securities:
   Options                                       -         186
                                            -------     ------
   Diluted                                  $14,856     19,461       $0.76
                                            =======     ======     =======

Unexercised employee stock options and warrants to purchase 1,247,000, 1,708,000 and 841,000 shares of Prime common stock as of December 31, 1999, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the option exercise prices were greater than the average market price of Prime's common stock during the respective periods.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


C.  INVESTMENTS

Barnet Dulaney Eye Center

Effective September 1, 1999 the Company purchased a 60% interest in two laser (refractive) surgery centers operated by Barnet Dulaney Eye Center for approximately $8,807,000 in cash and a warrant to purchase 29,000 shares of Company common stock, plus a contingent earn-out obligation to be paid at the end of the first year of operations after the acquisition. The contingent earn-out obligation is based on the operating performance of one of the two surgery centers during the first year of operations after the acquisition. This investment is accounted for using the equity method.

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

Ohio and Louisiana Partnerships

In December 1994, the Company acquired all of the common stock of two corporations. Each corporation is the general partner and holds an approximate 20% interest in a limited partnership which operates a mobile lithotripter. Ohio Mobile Lithotripter, Ltd. operates a mobile lithotripter in Ohio. Arklatx Mobile Lithotripter, L.P. operates a mobile lithotripter in Louisiana. These investments are accounted for using the equity method.

American Physicians Service Group, Inc.

At December 31, 1999 and 1998, the Company owned 1,000 shares of common stock, representing less than 1%, of the outstanding common stock of American Physicians Service Group, Inc. (APS). APS owned approximately 14% and 18% of the outstanding common stock of the Company at December 31, 1999 and 1998, respectively. Two of the Company's six board members are also on the board of APS.

The Company occupies approximately 6,700 square feet of office space owned by APS. The Company also shares certain personnel with APS. The monthly rent and personnel cost is approximately $10,000. The Company purchased treasury stock shares through APS Financial Services, Inc. (a wholly owned subsidiary of APS). For the years ended December 31, 1999 and 1998, the Company paid commissions of approximately $25,000 and $100,000, respectively, to acquire 420,100 and 1,845,000 shares, respectively, which management believes was competitive with commissions charges by other firms offering such services.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.  ACQUISITIONS

Effective September 1, 1999 the Company acquired, through a majority owned acquisition subsidiary, 60% of the outstanding stock of Horizon Vision Centers, Inc. (Horizon). Horizon operates four laser (refractive) surgery centers in California. The Company paid approximately $10,866,000 in cash for this acquisition and has accounted for the transaction using the purchase method of accounting.

Unaudited proforma combined income data for the years ended December 31, 1999 and 1998 of the Company, the Horizon acquisition discussed above and the equity investment acquisition of the Barnet Dulaney Eye Center's refractive surgery centers assuming they were effective January 1, 1998 is as follows:

($ in thousands, except per share data)

                                         1999                  1998
                                       --------              --------

Total revenues                         $121,710              $111,545
Total expenses                         $105,989              $100,522
                                       --------              --------

Net income                              $15,721               $11,023
                                       ========              ========

Diluted earnings per share                $0.92                 $0.59
                                       ========              ========

Effective September 1, 1997, the Company acquired a 75% equity interest in AK Associates, LLC ("AK"), which provides installation, upgrade, manufacturing, refurbishment and repair services for major medical equipment manufacturers and mobile medical service providers. The purchase price was $4,761,000 in cash with contingent consideration of $1,050,000 which was accrued at December 31, 1998 and paid in the first quarter of 1999. This transaction was accounted for using the purchase method of accounting.

Effective June 1, 1997, the Company acquired 100% of the stock of Executive Medical Enterprises, Inc. ("EME"), which operated three lithotripters in California, Oregon and Washington. The purchase price was $1,339,000 in cash and potential contingent consideration based upon the performance of these operations during 1998, 1999 and 2000. Contingent consideration of $400,000 was paid in 1998, $843,000 was accrued at December 31, 1998 and paid in the first quarter of 1999, and $54,000 was accrued December 31, 1999. The transaction was accounted for using the purchase method of accounting.

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

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


E.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (Statement 107), requires that the Company disclose estimated fair values for its financial instruments as of December 31, 1999 and 1998. The carrying amounts and fair values of the Company's significant financial instruments are as follows:

                                    1999                        1998
                             ------------------         ------------------
                             Carrying    Fair           Carrying    Fair
($in thousands)               Amount     Value           Amount     Value
                             -------    -------         -------    -------
Financial assets:
Cash                         $20,064    $20,064         $40,146    $40,146
Investments                    4,120      4,120              -          -
Accounts receivable           23,273     23,273          21,400     21,400
Other receivables              3,491      3,491           2,693      2,693

Financial liabilities:
Debt                         105,560     97,560         101,877     92,603
Accounts payable               3,290      3,290           5,287      5,287

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash

The carrying amounts for cash approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

Investments

The carrying value of investments approximates fair value as they are reported based on quoted market rates.

Accounts Receivable and Other Receivables

The carrying value of these receivables approximates the fair value due to their short-term nature and historical collectibility.

Debt

The fair value at December 31, 1999 and 1998 for the $100 million fixed rate senior subordinated notes was valued using the market rate of 10.2% and 10.456%, respectively. The carrying value of the debt bearing interest at prime rate approximates fair value.

Accounts Payable

The carrying value of the payables approximates fair value due to the short-term nature of the obligation.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


E.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates are based on existing on balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities, property and equipment, equity investment in partnerships, goodwill, other noncurrent assets and accrued expenses. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the aforementioned estimates.

F.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                 December 31,
($ in thousands)                          1999               1998
                                        -------            -------

Legal fees                                 $291             $1,280
Accrued group insurance costs               193                206
Compensation and payroll
related expense                           1,393              2,958
Taxes, other than income taxes              343              1,301
Accrued interest                          2,247              2,192
Income taxes payable (receivable)          (146)             1,229
Deferred payments for acquisitions           54              1,950
Other                                     2,733                935
                                        -------            -------

                                         $7,108            $12,051
                                        =======            =======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


G.  INDEBTEDNESS

Long-term debt is as follows:

($ in thousands)                               December 31,
                                         1999               1998
                                       --------           --------
Interest Rates    Maturities

   8.75%          2000-2008            $100,808           $100,000
   Prime          2000-2003               4,464              1,715
   None           2000-2006                 162                162
   6%-9%          2000-2004                 126                 -
                                       --------           --------
                                       $105,560           $101,877
Less current portion of
        long-term debt                    1,763                890
                                       --------           --------
                                       $103,797           $100,987
                                       ========           ========

In March 1998, the Company completed an offering of an aggregate $100 million of unsecured senior subordinated notes (the "Notes") due 2008. The issue price of the notes was 99.50 with an 8.75% coupon. Interest is payable semi-annually on April 1 and October 1, beginning October 1, 1998. The financing costs associated with this offering totaling $4,418,000 were expensed during 1998 in the accompanying consolidated statements of income. A portion of the proceeds from the offering were used to pay off the Company's $77 million of term loans under its existing credit facility.

The Note Indenture restricts, among other things, the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness and issue preferred stock, enter into sale and leaseback transactions, incur liens, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person, sell stock of subsidiaries and assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company.

During 1998, the Company amended its syndicated bank facility from $135 million to $100 million. The facility consists of a $100 million revolving credit facility bearing interest of LIBOR + 1 to 2%, maturing in April 2003. At December 31, 1999, the entire $100 million revolving credit facility was undrawn. At December 31, 1999, interest on the Company's bank facility was
7.385%. The assets of the Company and the stock of its subsidiaries collateralize the bank facility.

The stated principal repayments for all indebtedness as of December 31, 1999 are payable as follows:

                                 ($ in thousands)
                        2000          $1,763
                        2001           1,845
                        2002           1,363
                        2003             280
                        2004             178
                      Thereafter     100,131

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H.  COSTS OF SERVICES AND GENERAL AND ADMINISTRATIVE EXPENSES

Costs of services and general and administrative expenses consist of the following:

                                       Years Ended December 31,
                                  1999           1998           1997
($ in thousands)                -------        -------        -------

Salaries, wages and benefits    $16,230        $16,294        $15,779
Other costs of services           7,789          7,136          7,569
General and administrative        5,770          3,225          3,595
Legal and professional            2,167          2,551          2,064
Manufacturing costs              11,902          8,294          1,394
Other                             1,081          1,973          2,884
                                -------        -------        -------
                                $44,939        $39,473        $33,285
                                =======        =======        =======

I.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company sponsors a partially, self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. The Company's maximum claim exposure is limited to $35,000 per person per policy year. At December 31, 1999, the
Company had 255 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. The Company's contributions totaled $966,000, $623,000 and $351,000, in 1999, 1998 and 1997 respectively.

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


J.  COMMON STOCK OPTIONS (continued)

In June 1997, the Company adopted an amendment to the 1993 Stock Option Plan that authorized an additional 500,000 shares. In June 1998, the Company adopted an amendment to the 1993 Stock Option Plan that authorized an additional 750,000 shares.

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                       1999                           1998                           1997
                            --------------------------     --------------------------     --------------------------
                            Options   Weighted-Average     Options   Weighted-Average     Options   Weighted-Average
                             (000)     Exercise Price       (000)     Exercise Price       (000)     Exercise Price

Outstanding-beginning

of year                       1,892        $10.10           1,394        $11.04            1,228         $8.99

Granted                         695          7.56             825          8.63              428         11.94

Exercised                       (17)         5.10             (44)         3.73             (227)         1.51

Forfeited                      (276)        12.20            (283)        12.58              (35)        12.19
                             ------        ------           ------       ------            ------       ------

Outstanding-end of year       2,294         $9.10            1,892       $10.10             1,394       $11.04
                             ======        ======           ======       ======            ======       ======

Exercisable at end of year    1,137         $9.89              806       $10.74               466        $8.21

Weighted-average fair
   value of options
   granted during the year    $2.96           -              $3.40           -              $5.21           -

The following table summarizes the Company's outstanding options at December 31, 1999:

                                         Outstanding Options        Exercisable Options
                                       -----------------------      -------------------
                                        Weighted
                                         Average      Weighted                 Weighted
                                        Remaining      Average                  Average
                              Options  Contractual    Exercise      Options    Exercise
Range of Exercise Prices       (000)      Life          Price        (000)      Price
------------------------      ------   -----------    --------      ------     --------

$0.25 - $4.12                    151    0.4 years       $0.37          151        $0.37
$4.13 - $8.25                    963    4.0 years        7.35          193         7.43
$8.26 - $12.37                   625    4.3 years        9.80          312        10.15
$12.38 - $16.50                  555    2.2 years       13.79          481        13.70
                              ------                                ------
                 Total         2,294                                 1,137
                              ======                                ======

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.5%, 5.2% and 6.2%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of .44, .42 and .46; and a weighted-average expected life of the option of 4 years.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


J.  COMMON STOCK OPTIONS (continued)

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows (in thousands except for earnings per share information):

                                  1999           1998           1997
                                -------        -------        -------

Pro forma net income            $11,960         $7,817        $12,448
Pro forma earning per share:
   Basic                          $0.71          $0.42          $0.65
   Diluted                        $0.70          $0.42          $0.64

K.  LONG-LIVED ASSETS TO BE DISPOSED OF

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, equipment which management has both the ability and intent to remove from service is reported in the financial statements at the lower of carrying amount or fair value less costs to sell. During 1999 the Company approved the removal from service of five lithotripter units. Three of these units were removed from service by the end of 1999 and the remaining two will be removed from service within the first quarter of 2000. These assets are held by the lithotripsy segment. The customers of these units are or will be serviced by other equipment. A loss of approximately $1.1 million was recognized on the write-down to fair value less costs to sell in the caption "nonrecurring development, impairment and other costs, net" of the accompanying statement of income. The minority interest portion of this loss was approximately $600,000.

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

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.  INCOME TAXES (continued)

Income tax expense consists of the following:

                                       Years Ended December 31,
                                  1999           1998           1997
($ in thousands)                -------        -------        -------

Federal:
   Current                       $5,490         $6,404         $4,369
   Deferred                       2,875           (442)            68
State                             1,067          1,415          1,358
                                -------        -------        -------
                                 $9,432         $7,377         $5,795
                                =======        =======        =======


A reconciliation of expected income tax (computed by applying the United States statutory income tax rate of 35% to earnings before income taxes) to total income tax expense in the accompanying consolidated statements of income follows:

                                       Years Ended December 31,
                                  1999           1998           1997
($ in thousands)                -------        -------        -------

Expected federal income tax      $8,565         $6,360         $7,228
Change in beginning of year
   valuation allowance               -              -          (2,399)
State taxes                       1,067          1,415          1,358
Other                              (200)          (398)          (392)
                                -------        -------        -------
                                 $9,432         $7,377         $5,795
                                =======        =======        =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

($ in thousands)                                 1999               1998
                                               -------            -------
Deferred tax assets:
   Capitalized costs                            $1,948             $2,381
   Loan origination fees amortizable
      for tax purposes                             949              1,267
   Accounts receivable, principally due
      to allowance for doubtful accounts            73                248
   Accrued expenses deductible for tax
      purposes when paid                           994              2,082
                                               -------            -------
   Total gross deferred tax assets               3,964              5,978
   Less valuation allowance                         -                  -
                                               -------            -------
   Net deferred tax assets                       3,964              5,978
                                               -------            -------

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.  INCOME TAXES (continued)

($ in thousands)                                 1999               1998
                                               -------            -------
Deferred tax liabilities:
   Property and equipment, principally due
      to differences in depreciation           $  (99)            $  (166)
   Investments in affiliated entities,
      principally due to undistributed
      income                                   (2,329)             (2,703)
   Intangible assets, principally due to
      differences in amortization periods
      for tax purposes                         (6,870)             (5,568)
                                               -------            -------
      Total gross deferred tax liability       (9,298)             (8,437)
                                               -------            -------
Net deferred tax liability                     $(5,334)           $(2,459)
                                               =======            =======

There is no valuation allowance for deferred tax assets at December 31, 1999 and 1998. A decrease of $2,399,000 in 1997, primarily due to utilization of net operating loss carryforwards was recorded in 1997.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deductible temporary differences reverse, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1999.

M.  RELATED PARTY TRANSACTIONS

See Note C for related party transactions involving investments in affiliates.

N.  SEGMENT REPORTING

The Company has three reportable segments: lithotripsy, manufacturing and refractive. The lithotripsy segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers. The refractive segment, which is new in 1999, provides services related to the operations of refractive vision correction centers. Other operating segments which do not meet the quantitative thresholds for reportable segments include prostatherapy services.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


N.  SEGMENT REPORTING (continued)

The accounting policies of the segments are the same as those described in Note B, the summary of significant accounting policies. The Company measures performance based on the pretax income or loss after consideration of minority interests from its operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest income and expense. Additionally, certain consolidated entities that are reported as "corporate" own and operate lithotripsy equipment. The revenue and depreciation expense related to this equipment is included in the lithotripsy segment. However, the equipment is included in corporate assets.

The Company's segments are divisions that offer different services, and require different technology and marketing approaches. The majority of the lithotripsy segment is comprised of acquired entities, as are the manufacturing and refractive segments. The prostatherapy segment was developed internally. The presentation of segments for 1998 and 1997, which included two segments for medical and manufacturing, have been recast to conform to the Company's operating segments for 1999.

All of the Company's revenues are earned in the United States and long-lived assets are located in the United States. The Company does not have any major customers who account for more than 10% of its revenues.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


N.  SEGMENT REPORTING (continued)

($ in thousands)
                          Lithotripsy    Manufacturing    Refractive    Other
                          -----------    -------------    ----------    -----
1999
----
Revenue from
   external customers       $89,180         $17,527          $3,414     $2,053

Intersegment revenues            -              243              -          -

Interest income                 341              -               -           4

Interest expense                269              98             457         -

Depreciation and
   amortization               9,754             264             363        336

Segment profit               32,115           3,430             450        337

Segment assets              195,012          13,122          23,254      3,021

Investment in
   equity method
   investees                  8,814              -            9,375         -

Capital expenditures          4,367             161             548        298

1998
----
Revenue from
   external customers       $92,053         $11,066              -      $1,517

Intersegment revenues            -              255              -          -

Interest income                 444              -               -           3

Interest expense                235              38              -          -

Depreciation and
   amortization               9,899             223              -         252

Segment profit               35,484           1,142              -         209

Segment assets              203,653           9,916              -       2,628

Investment in
   equity method
   investees                 10,696              -               -          -

Capital expenditures          2,770           1,580              -         787

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


N.  SEGMENT REPORTING (continued)

($ in thousands)
                          Lithotripsy    Manufacturing    Refractive    Other
                          -----------    -------------    ----------    -----
1997
----
Revenue from
   external customers       $93,113          $2,358              -        $508

Intersegment revenues            -              185              -          -

Interest income                 536              -               -          24

Interest expense                314              -               -          -

Depreciation and
   amortization               9,793              18              -          75

Segment profit               33,187             403              -          92

Segment assets              211,282           6,223              -       2,216

Investment in
   equity method
   investees                 10,658              -               -          -

Capital expenditures          3,741              23              -         732


The following is a reconciliation of revenues per above to the consolidated revenues per the consolidated statements of income:

                                            1999        1998        1997
($ in thousands)                          --------    --------    --------

Total revenues for reportable segments    $110,364    $103,374     $95,656

Other segment                                2,053       1,517         508

Elimination of intersegment revenues          (243)       (255)       (185)
                                          --------    --------    --------
Total consolidated revenues               $112,174    $104,636     $95,979
                                          ========    ========    ========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


N.  SEGMENT REPORTING (continued)

The following is a reconciliation of profit per above to income before taxes per the consolidated statements of income:

                                                1999        1998        1997
($ in thousands)                               -------     -------     -------


Total profit for reportable segments           $35,995     $36,626     $33,590

Other segment                                      337         209          92

Unallocated corporate expenses:

   General and administrative                   (5,027)     (4,926)     (5,683)

   Net interest expense                         (7,424)     (7,226)     (6,983)

   Loan fees and stock offering costs             (566)     (4,978)       (360)

   Nonrecurring development and other costs        475      (1,617)          -

   Release of contractual obligation             1,140          -            -

   Other, net                                     (459)         83          (5)
                                               -------     -------     -------

   Unallocated corporate expenses total        (11,861)    (18,664)    (13,031)
                                               -------     -------     -------

Income before income taxes                     $24,471      $18,171    $20,651
                                               =======      =======    =======

The  following  is  a  reconciliation   of  segment  assets  per  above  to  the
consolidated assets per the consolidated balance sheets:

                                                1999        1998        1997
($ in thousands)                              --------    --------    --------

Total assets for reportable segments          $231,388    $213,569    $217,505

Other segment                                    3,021       2,628       2,216

Unallocated corporate assets                    12,417      24,001       5,184
                                              --------    --------    --------

Consolidated total                            $246,826    $240,198    $224,905
                                              ========    ========    ========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


N.  SEGMENT REPORTING (continued)

The reconciliation of the other significant items to the amounts reported in the consolidated financial statements is as follows:

                                                 Eliminating
($ in thousands)          Segments    Corporate    Entries    Consolidated
                          --------    ---------    -------    ------------
1999

Interest income              $345       $1,250       $(90)        $1,505
Interest expense              824        8,674        (90)         9,408
Depreciation and
   amortization            10,717          131         -          10,848
Capital expenditures        5,374          416         -           5,790

1998

Interest income              $447       $1,007       $(37)        $1,417
Interest expense              273        8,233        (37)         8,469
Depreciation and
   amortization            10,374          102         -          10,476
Capital expenditures        5,137           76         -           5,213

1997

Interest income              $560         $180         -            $740
Interest expense              314        7,163         -           7,477
Depreciation and
   amortization             9,886           25         -           9,911
Capital expenditures        4,496           50         -           4,546

The amounts in 1999, 1998 and 1997 for interest income and expense, depreciation and amortization and capital expenditures represent amounts recorded by the operations of the Company's corporate functions, which have not been allocated to the segments.

O.  CONDENSED FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and non-guarantor subsidiaries as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the Notes described in Note G.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                          Year Ended December 31, 1999

                                            Prime Medical    Guarantor       Non-Guarantor   Eliminating     Consolidated
($ in thousands)                            Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                           --------------  --------------   --------------  --------------  --------------

Revenue:
     Lithotripsy:
         Fee revenues                                $ -        $ 20,303         $ 60,577             $ -        $ 80,880
         Management fees                               -           3,304            2,415               -           5,719
         Equity income                            32,763          18,799                -         (48,981)          2,581
                                           --------------  --------------   --------------  --------------  --------------
                                                  32,763          42,406           62,992         (48,981)         89,180
     Manufacturing                                     -               -           17,527               -          17,527
     Refractive                                      346             410            3,004            (346)          3,414
     Prostatherapy                                     -               -            1,834               -           1,834
     Other                                             -             219                -               -             219
                                           --------------  --------------   --------------  --------------  --------------
         Total revenue                            33,109          43,035           85,357         (49,327)        112,174
                                           --------------  --------------   --------------  --------------  --------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                   -           1,995           21,006               -          23,001
         Manufacturing                                 -               -           12,880               -          12,880
         Refractive                                    -               -            1,954               -           1,954
         Prostatherapy                                 -            (198)           1,483               -           1,285
         Other                                         -             165                -               -             165
         Corporate                                   248           4,779                -               -           5,027
         Nonrecurring development,
         impairment and other costs, net            (570)            173            1,024               -             627
                                           --------------  --------------   --------------  --------------  --------------
                                                    (322)          6,914           38,347               -          44,939
Depreciation and amortization                          5           5,216            5,627               -          10,848
                                           --------------  --------------   --------------  --------------  --------------
         Total operating expenses                   (317)         12,130           43,974               -          55,787
                                           --------------  --------------   --------------  --------------  --------------

Operating income                                  33,426          30,905           41,383         (49,327)         56,387
                                           --------------  --------------   --------------  --------------  --------------

Other income (deductions):
     Interest income                                 749             510              246               -           1,505
     Interest expense                             (9,111)            438             (735)              -          (9,408)
     Loan fees and stock offering costs             (492)            (74)               -               -            (566)
     Release of contractual obligation                 -           1,140                -               -           1,140
     Other, net                                     (662)            522               61               -             (79)
                                           --------------  --------------   --------------  --------------  --------------
         Total other income (deductions)          (9,516)          2,536             (428)              -          (7,408)
                                           --------------  --------------   --------------  --------------  --------------

Income before provision for income
     taxes and minority interest                  23,910          33,441           40,955         (49,327)         48,979

Minority interest in consolidated income               -               -                -          24,508          24,508

Provision for income taxes                         8,871             332              229               -           9,432
                                           --------------  --------------   --------------  --------------  --------------

Net income                                      $ 15,039        $ 33,109         $ 40,726       $ (73,835)       $ 15,039
                                           ==============  ==============   ==============  ==============  ==============


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                          Year Ended December 31, 1998

                                            Prime Medical    Guarantor       Non-Guarantor   Eliminating     Consolidated
($ in thousands)                            Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                           ---------------  -------------   --------------  --------------  --------------

Revenue:
     Lithotripsy:
         Fee revenues                                $ -        $ 22,487         $ 61,392             $ -        $ 83,879
         Management fees                               -           3,126            2,158               -           5,284
         Equity income                            30,952          20,077                -         (48,139)          2,890
                                           --------------  --------------   --------------  --------------  --------------
                                                  30,952          45,690           63,550         (48,139)         92,053
     Manufacturing                                     -               -           11,066               -          11,066
     Prostatherapy                                     -               -            1,207               -           1,207
     Other                                             -             310                -               -             310
                                           --------------  --------------   --------------  --------------  --------------
         Total revenue                            30,952          46,000           75,823         (48,139)        104,636
                                           --------------  --------------   --------------  --------------  --------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                   -           3,977           18,697               -          22,674
         Manufacturing                                 -               -            9,204               -           9,204
         Prostatherapy                                 -               -              803               -             803
         Other                                         -             249                -               -             249
         Corporate                                   203           4,723                -               -           4,926
         Nonrecurring development,
         impairment and other costs, net           1,617               -                -               -           1,617
                                           --------------  --------------   --------------  --------------  --------------
                                                   1,820           8,949           28,704               -          39,473
Depreciation and amortization                          7           5,221            5,248               -          10,476
                                           --------------  --------------   --------------  --------------  --------------
         Total operating expenses                  1,827          14,170           33,952               -          49,949
                                           --------------  --------------   --------------  --------------  --------------

Operating income                                  29,125          31,830           41,871         (48,139)         54,687
                                           --------------  --------------   --------------  --------------  --------------

Other income (deductions):
     Interest income                                 735             305              377               -           1,417
     Interest expense                             (8,234)            (44)            (191)              -          (8,469)
     Loan fees and stock offering costs           (4,978)              -                -               -          (4,978)
     Other, net                                      (39)            331               12               -             304
                                           --------------  --------------   --------------  --------------  --------------
         Total other income (deductions)         (12,516)            592              198               -         (11,726)
                                           --------------  --------------   --------------  --------------  --------------

Income before provision for income
     taxes and minority interest                  16,609          32,422           42,069         (48,139)         42,961

Minority interest in consolidated income               -               -                -          24,790          24,790

Provision for income taxes                         5,815           1,470               92               -           7,377
                                           --------------  --------------   --------------  --------------  --------------

Net income                                      $ 10,794        $ 30,952         $ 41,977       $ (72,929)       $ 10,794
                                           ==============  ==============   ==============  ==============  ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                          Year Ended December 31, 1997

                                             Prime Medical    Guarantor      Non-Guarantor   Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries      Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
     Lithotripsy:
         Fee revenues                                $ -         $ 20,863        $ 63,674             $ -         $ 84,537
         Management fees                               -            3,978           2,259               -            6,237
         Equity income                            27,386           18,587               -         (43,634)           2,339
                                           --------------   --------------  --------------  --------------   --------------
                                                  27,386           43,428          65,933         (43,634)          93,113
     Manufacturing                                     -                -           2,358               -            2,358
     Other                                             -              508               -               -              508
                                           --------------   --------------  --------------  --------------   --------------
         Total revenue                            27,386           43,936          68,291         (43,634)          95,979
                                           --------------   --------------  --------------  --------------   --------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                   -            4,646          20,735               -           25,381
         Manufacturing                                 -                -           1,743               -            1,743
         Other                                         -              478               -               -              478
         Corporate                                   567            5,116               -               -            5,683
                                           --------------   --------------  --------------  --------------   --------------
                                                     567           10,240          22,478               -           33,285
Depreciation and amortization                          7            5,157           4,747               -            9,911
                                           --------------   --------------  --------------  --------------   --------------
         Total operating expenses                    574           15,397          27,225               -           43,196
                                           --------------   --------------  --------------  --------------   --------------

Operating income                                  26,812           28,539          41,066         (43,634)          52,783
                                           --------------   --------------  --------------  --------------   --------------

Other income (deductions):
     Interest income                                   -              309             431               -              740
     Interest expense                             (7,160)             (52)           (265)              -           (7,477)
     Loan fees and stock offering costs             (360)               -               -               -             (360)
     Other, net                                        -             (128)            134               -                6
                                           --------------   --------------  --------------  --------------   --------------
                                           --------------   --------------  --------------  --------------   --------------
         Total other income (deductions)          (7,520)             129             300               -           (7,091)
                                           --------------   --------------  --------------  --------------   --------------

Income before provision for income
     taxes and minority interest                  19,292           28,668          41,366         (43,634)          45,692

Minority interest in consolidated income               -                -               -          25,041           25,041

Provision for income taxes                         4,436            1,282              77               -            5,795
                                           --------------   --------------  --------------  --------------   --------------

Net income                                      $ 14,856         $ 27,386        $ 41,289       $ (68,675)        $ 14,856
                                           ==============   ==============  ==============  ==============   ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                                December 31, 1999

                                              Prime Medical    Guarantor      Non-Guarantor   Eliminating      Consolidated
($ in thousands)                              Services, Inc.  Subsidiaries    Subsidiaries      Entries           Total
                                             ---------------  -------------  --------------  --------------   -------------

ASSETS

Current assets:
     Cash                                          $ 2,043         $ 2,682        $ 15,339             $ -        $ 20,064
     Investments                                     4,120               -               -               -           4,120
     Accounts receivable, net                            -           3,069          20,204               -          23,273
     Other receivables                                 291           1,689           1,511               -           3,491
     Deferred income taxes                              94             972               -               -           1,066
     Prepaid expenses and other current assets          14           1,195           1,113               -           2,322
     Inventory                                           -               -           3,676                           3,676
                                             --------------  --------------  --------------  --------------   -------------
        Total current assets                         6,562           9,607          41,843               -          58,012
Property and equipment:
     Equipment, furniture and fixtures                   -           5,549          36,579               -          42,128
     Building and leasehold improvements                 -             498           1,594               -           2,092
                                             --------------  --------------  --------------  --------------   -------------
                                                         -           6,047          38,173               -          44,220
     Less accumulated depreciation
        and amortization                                 -          (4,514)        (21,053)              -         (25,567)
                                             --------------  --------------  --------------  --------------   -------------
        Property and equipment, net                      -           1,533          17,120               -          18,653

Investment in subsidiaries
     and other investments                         196,347          50,721               -        (228,105)         18,963
Goodwill, at cost, net of amortization                   -         139,989           9,099               -         149,088
Other noncurrent assets                                281             643           1,186               -           2,110
                                             --------------  --------------  --------------  --------------   -------------
                                                 $ 203,190       $ 202,493        $ 69,248      $ (228,105)      $ 246,826
                                             ==============  ==============  ==============  ==============   =============


LIABILITIES

Current liabilities:
     Current portion of long-term debt                 $ -             $ -         $ 1,763             $ -         $ 1,763
     Accounts payable                                   70           1,256           1,964               -           3,290
     Accrued expenses                                3,524           1,242          10,674               -          15,440
                                             --------------  --------------  --------------  --------------   -------------
        Total current liabilities                    3,594           2,498          14,401               -          20,493
Long-term debt, net of current portion             100,000             162           3,635               -         103,797
Deferred income taxes                                2,914           3,486               -               -           6,400
                                             --------------  --------------  --------------  --------------   -------------
        Total liabilities                          106,508           6,146          18,036               -         130,690

Minority interest                                        -               -               -          19,454          19,454

STOCKHOLDERS' EQUITY

Common stock                                           194               -               -               -             194
Capital in excess of par value                      87,655               -               -               -          87,655
Accumulated earnings                                33,654               -               -               -          33,654
Treasury stock                                     (24,821)              -               -               -         (24,821)
Subsidiary net equity                                    -         196,347          51,212        (247,559)              -
                                             --------------  --------------  --------------  --------------   -------------
        Total stockholders' equity                  96,682         196,347          51,212        (247,559)         96,682
                                             --------------  --------------  --------------  --------------   -------------
                                             --------------  --------------  --------------  --------------   -------------
                                                 $ 203,190       $ 202,493        $ 69,248      $ (228,105)      $ 246,826
                                             ==============  ==============  ==============  ==============   =============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                                December 31, 1998

                                              Prime Medical    Guarantor      Non-Guarantor   Eliminating      Consolidated
($ in thousands)                              Services, Inc.  Subsidiaries    Subsidiaries      Entries           Total
                                             ---------------  -------------  --------------  --------------   -------------

ASSETS

Current assets:
     Cash                                         $ 15,798         $ 7,585        $ 16,763             $ -        $ 40,146
     Accounts receivable, net                            -           3,319          18,081               -          21,400
     Other receivables                                   -           2,693               -               -           2,693
     Deferred income taxes                           1,603             727               -               -           2,330
     Prepaid expenses and other current assets           -             456             493               -             949
     Inventory                                           -               -           1,825                           1,825
                                             --------------  --------------  --------------  --------------   -------------
        Total current assets                        17,401          14,780          37,162               -          69,343
Property and equipment:
     Equipment, furniture and fixtures                   -           5,301          29,184               -          34,485
     Building and leasehold improvements                 -             491           1,582               -           2,073
                                             --------------  --------------  --------------  --------------   -------------
                                                         -           5,792          30,766               -          36,558
     Less accumulated depreciation
        and amortization                                 -          (4,485)        (13,986)              -         (18,471)
                                             --------------  --------------  --------------  --------------   -------------
        Property and equipment, net                      -           1,307          16,780               -          18,087

Investment in subsidiaries
     and other investments                         178,611          28,038               -        (195,623)         11,026
Goodwill, at cost, net of amortization                   -         140,863               -               -         140,863
Other noncurrent assets                                105             488             286               -             879
                                             --------------  --------------  --------------  --------------   -------------
                                                 $ 196,117       $ 185,476        $ 54,228      $ (195,623)      $ 240,198
                                             ==============  ==============  ==============  ==============   =============


LIABILITIES

Current liabilities:
     Current portion of long-term debt                 $ -             $ -           $ 890             $ -           $ 890
     Accounts payable                                1,501           1,254           2,532               -           5,287
     Accrued expenses                                3,563           1,929          15,510               -          21,002
                                             --------------  --------------  --------------  --------------   -------------
        Total current liabilities                    5,064           3,183          18,932               -          27,179
Long-term debt, net of current portion             100,000             162             825               -         100,987
Deferred income taxes                                1,303           3,486               -               -           4,789
                                             --------------  --------------  --------------  --------------   -------------
        Total liabilities                          106,367           6,831          19,757               -         132,955

Minority interest                                        -               -               -          17,493          17,493

STOCKHOLDERS' EQUITY

Common stock                                           194               -               -               -             194
Capital in excess of par value                      87,380               -               -               -          87,380
Accumulated earnings                                18,615               -               -               -          18,615
Treasury stock                                     (16,439)              -               -               -         (16,439)
Subsidiary net equity                                    -         178,645          34,471        (213,116)              -
                                             --------------  --------------  --------------  --------------   -------------
        Total stockholders' equity                  89,750         178,645          34,471        (213,116)         89,750
                                             --------------  --------------  --------------  --------------   -------------
                                             --------------  --------------  --------------  --------------   -------------
                                                 $ 196,117       $ 185,476        $ 54,228      $ (195,623)      $ 240,198
                                             ==============  ==============  ==============  ==============   =============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                                December 31, 1999

                                               Prime Medical    Guarantor      Non-Guarantor  Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries     Entries          Total
                                              ---------------  -------------  -------------  --------------  --------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                $ (20,940)        $ 5,205       $ 51,479             $ -        $ 35,744
                                              --------------  --------------  -------------  --------------  --------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of investments and entities                 -         (13,451)       (10,129)              -         (23,580)
     Purchases of equipment and leasehold
         improvements                                     -          (1,193)        (4,597)              -          (5,790)
     Proceeds from sales of equipment                     -             167             40               -             207
     Distributions from subsidiaries                 15,407          17,424              -         (32,831)              -
     Investments                                          -           2,352              -               -           2,352
     Other                                                -               -            570               -             570
                                              --------------  --------------  -------------  --------------  --------------

         Net cash provided by (used in)
              investing activities                   15,407           5,299        (14,116)        (32,831)        (26,241)
                                              --------------  --------------  -------------  --------------  --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
         interest                                         -               -         (1,403)              -          (1,403)
     Borrowings on notes payable                          -               -          4,584               -           4,584
     Distributions to minority interest                   -               -              -         (27,180)        (27,180)
     Contributions by minority interest                   -               -          2,636               -           2,636
     Exercise and issuance of stock options             160               -              -               -             160
     Purchase of treasury stock                      (8,382)              -              -               -          (8,382)
     Distributions to equity owners                       -         (15,407)       (44,604)         60,011               -
                                              --------------  --------------  -------------  --------------  --------------

         Net cash provided by (used in)
                financing activities                 (8,222)        (15,407)       (38,787)         32,831         (29,585)
                                              --------------  --------------  -------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                           (13,755)         (4,903)        (1,424)              -         (20,082)

Cash and cash equivalents, beginning of period       15,798           7,585         16,763               -          40,146
                                              --------------  --------------  -------------  --------------  --------------

Cash and cash equivalents, end of period            $ 2,043         $ 2,682       $ 15,339             $ -        $ 20,064
                                              ==============  ==============  =============  ==============  ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                                December 31, 1998

                                               Prime Medical    Guarantor      Non-Guarantor  Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries     Entries          Total
                                              ---------------  -------------  -------------  --------------  --------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                $ (10,215)        $ 9,608       $ 46,158             $ -        $ 45,551
                                              --------------  --------------  -------------  --------------  --------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of equipment and leasehold
         improvements                                     -          (2,000)        (3,213)              -          (5,213)
     Proceeds from sales of equipment                     -             179             45               -             224
     Distributions from subsidiaries                 26,228          16,665              -         (42,893)              -
     Investments                                       (408)          2,940              -               -           2,532
     Other                                               22             166            127               -             315
                                              --------------  --------------  -------------  --------------  --------------

         Net cash provided by (used in)
              investing activities                   25,842          17,950         (3,041)        (42,893)         (2,142)
                                              --------------  --------------  -------------  --------------  --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
         interest                                   (79,000)             (5)        (1,479)              -         (80,484)
     Borrowings on notes payable                    100,000               -             25               -         100,025
     Distributions to minority interest                   -               -              -         (25,799)        (25,799)
     Debt issuance costs                             (4,417)              -              -               -          (4,417)
     Contributions by minority interest                   -               -             72               -              72
     Exercise and issuance of stock options               9               -              -               -               9
     Purchase of treasury stock                     (16,439)              -              -               -         (16,439)
     Distributions to equity owners                       -         (26,228)       (42,464)         68,692               -
                                              --------------  --------------  -------------  --------------  --------------

         Net cash provided by (used in)
                financing activities                    153         (26,233)       (43,846)         42,893         (27,033)
                                              --------------  --------------  -------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                            15,780           1,325           (729)              -          16,376

Cash and cash equivalents, beginning of period           18           6,260         17,492               -          23,770
                                              --------------  --------------  -------------  --------------  --------------

Cash and cash equivalents, end of period           $ 15,798         $ 7,585       $ 16,763             $ -        $ 40,146
                                              ==============  ==============  =============  ==============  ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                                December 31, 1997

                                               Prime Medical    Guarantor      Non-Guarantor   Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries      Entries          Total
                                              ---------------  -------------  --------------  --------------  --------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
        Net cash provided by (used in)
             operating activities                  $ (9,441)       $ 14,879        $ 46,255             $ -        $ 51,693
                                              --------------  --------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of lithotripter entities                    -         (20,217)              -               -         (20,217)
     Purchases of equipment and leasehold
          improvements                                    -          (1,516)         (3,030)              -          (4,546)
     Proceeds from sales of equipment                     -              30               -               -              30
     Distributions from subsidiaries                  6,865          16,667               -         (23,532)              -
     Investments                                          -           1,690               -               -           1,690
     Other                                                -              94               -               -              94
                                              --------------  --------------  --------------  --------------  --------------
        Net cash provided by (used in)
             investing activities                     6,865          (3,252)         (3,030)        (23,532)        (22,949)
                                              --------------  --------------  --------------  --------------  --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
        interest                                    (47,750)         (1,100)         (1,478)              -         (50,328)
     Borrowings on notes payable                     50,000               -           1,201               -          51,201
     Distributions to minority interest                   -               -               -         (28,667)        (28,667)
     Contributions by minority interest                   -               -           2,381               -           2,381
     Exercise and issuance of stock options             343               -               -               -             343
     Distributions to equity owners                       -          (6,865)        (45,334)         52,199               -
                                              --------------  --------------  --------------  --------------  --------------

        Net cash provided by (used in)
             financing activities                     2,593          (7,965)        (43,230)         23,532         (25,070)
                                              --------------  --------------  --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                17           3,662              (5)              -           3,674

Cash and cash equivalents, beginning of period            1           2,598          17,497               -          20,096
                                              --------------  --------------  --------------  --------------  --------------

Cash and cash equivalents, end of period               $ 18         $ 6,260        $ 17,492             $ -        $ 23,770
                                              ==============  ==============  ==============  ==============  ==============