Form 10-Q
period 2000-03-31
PRIME MEDICAL SERVICES INC /TX/
filed 2000-05-12
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                         For the transition period from
                                ______ to ______


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


                 1301 Capital of Texas Highway, Austin, TX 78746
               (Address of principal executive office) (Zip code)


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

YES x NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding at
      Title of Each Class                               April 30, 2000
  Common Stock, $.01 par value                            16,210,034

                                     PART I

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
($ in thousands, except per share data)                2000               1999
                                                      ------             ------
Revenue:
     Lithotripsy:
         Fee revenues                                $19,070            $19,496
         Management fees                                 894              1,351
         Equity income                                   570                562
                                                      ------             ------
                                                      20,534             21,409

     Manufacturing                                     5,527              3,400
     Refractive                                        2,935                --
     Prostatherapy                                       402                518
     Other                                                45                 55
                                                      ------             ------
         Total revenue                                29,443             25,382

Cost of services and general
   and administrative expenses:
     Lithotripsy                                       5,395              6,042
     Manufacturing                                     4,290              2,454
     Refractive                                        1,501                --
     Prostatherapy                                       359                457
     Other                                                50                 61
     Corporate                                           956                871
                                                      ------             ------
                                                      12,551              9,885
Depreciation and amortization                          2,920              2,475
                                                      ------             ------
                                                      15,471             12,360
                                                      ------             ------

Operating income                                      13,972             13,022

Other income (deductions):
     Interest and dividends                              358                405
     Interest expense                                 (2,426)            (2,329)
     Loan fees                                           (84)               --
     Other, net                                           (5)              (338)
                                                      ------             ------
                                                      (2,157)            (2,262)

Income before provision for income
   taxes and minority interests                       11,815             10,760

Minority interest in consolidated income               6,455              5,443

Provision for income taxes                             2,063              2,155
                                                      ------             ------

Net income                                            $3,297             $3,162
                                                      ======             ======

Basic earnings per share:
     Net income                                       $ 0.20             $ 0.18
                                                      ======             ======

     Weighted average shares outstanding              16,435             17,387
                                                      ======             ======

Diluted earnings per share:
     Net income                                       $ 0.20             $ 0.18
                                                      ======             ======

     Weighted average shares outstanding              16,607             17,495
                                                      ======             ======

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                               March 31,            December 31,
($ in thousands)                                 2000                  1999
                                               ---------             ---------

ASSETS

Current assets:
    Cash and cash equivalents                    $25,435                $20,064
    Investments                                      639                  4,120
    Accounts receivable, less allowance
       for doubtful accounts of $246 in
       2000 and $224 in 1999                      21,918                 23,273
    Other receivables                              2,560                  3,491
    Deferred income taxes                            987                  1,066
    Prepaid expenses and other current assets      1,847                  2,322
    Inventory                                      4,906                  3,676
                                               ---------              ---------

       Total current assets                       58,292                 58,012
                                               ---------              ---------

Property and equipment:
    Equipment, furniture and fixtures             43,766                 42,128
    Building and leasehold improvements            2,227                  2,092
                                               ---------              ---------

                                                  45,993                 44,220

    Less accumulated depreciation
       and amortization                          (26,881)               (25,567)
                                               ---------              ---------

       Property and equipment, net                19,112                 18,653
                                               ---------              ---------

Other investments                                 18,945                 18,963
Goodwill, at cost, net of amortization           151,370                149,088
Other noncurrent assets                            2,395                  2,110
                                               ---------              ---------

                                                $250,114               $246,826
                                               =========              ==========




















          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                               March 31,            December 31,
($ in thousands, except share data)               2000                  1999
                                               ---------             ---------

LIABILITIES

Current liabilities:
    Current portion of long-term debt             $1,822                 $1,763
    Accounts payable                               3,564                  3,290
    Accrued distributions to minority
       interests                                   5,280                  8,332
    Accrued expenses                               8,276                  7,108
                                               ---------              ---------

       Total current liabilities                  18,942                 20,493

Long-term debt, net of current portion           104,475                103,797
Deferred income taxes                              7,302                  6,400
                                               ---------              ---------

       Total liabilities                         130,719                130,690

Minority interest                                 20,569                 19,454

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
    1,000,000 shares authorized; none
    outstanding                                      --                     --
Common stock, $0.01 par value;
    40,000,000 shares authorized;
    19,372,267 shares issued in 2000 and
    19,367,267 shares issued in 1999                 194                    194
Capital in excess of par value                    88,019                 87,655
Accumulated earnings                              36,951                 33,654
Treasury stock, at cost; 3,053,400 shares
    in 2000 and 2,875,300 shares in 1999         (26,338)               (24,821)
                                               ---------              ---------

       Total stockholders' equity                 98,826                 96,682
                                               ---------              ---------

                                                $250,114               $246,826
                                               =========              =========

























          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
($ in thousands)                                       2000               1999
                                                      ------             ------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Fee and other revenue collected                  $29,620            $24,637
    Cash paid to employees, suppliers of goods
       and others                                    (14,029)           (16,917)
    Proceeds from sales and maturities of
       investments                                     3,510                --
    Interest received                                    328                405
    Interest paid                                       (207)            (4,515)
    Taxes paid                                          (297)              (832)
                                                      ------             ------

       Net cash provided by operating
         activities                                   18,925              2,778
                                                      ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of entity                                (3,740)               --
    Purchases of equipment and leasehold
       improvements                                   (1,252)              (585)
    Distributions from investments                       748              1,064
    Other                                                (15)               466
                                                      ------             ------

       Net cash provided by (used in)
         investing activities                         (4,259)               945
                                                      ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on notes payable                        1,079              1,508
    Payments on notes payable, exclusive
       of interest                                      (329)              (406)
    Distributions to minority interest                (8,934)            (9,200)
    Contributions by minority interest                   275              1,224
    Purchases of treasury stock                       (1,516)            (2,241)
    Exercise of stock options, and sales
       and purchases of put options                      130                 12
                                                      ------             ------

       Net cash used in financing activities          (9,295)            (9,103)
                                                      ------             ------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                        5,371             (5,380)

Cash and cash equivalents, beginning
    of period                                         20,064             40,146
                                                      ------             ------

Cash and cash equivalents, end of period             $25,435            $34,766
                                                      ======             ======




















          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)



                                                          Three Months Ended
                                                              March 31,
($ in thousands)                                       2000               1999
                                                      ------             ------

Reconciliation of net income to cash
   provided by operating activities:
 Net income                                           $3,297             $3,162
 Adjustments to reconcile net income
   to cash provided by operating
   activities
   Minority interest in consolidated income            6,455              5,443
   Depreciation and amortization                       2,920              2,475
   Provision for deferred income taxes                   981                 92
   Equity in earnings of affiliates                     (874)              (562)
   Other                                                  10                141

 Changes in operating assets and liabilities,
   net of effect of purchase transactions
   Investments                                         3,481                 --
   Accounts receivable                                 1,333                156
   Other receivables                                     931             (1,502)
   Other assets                                       (1,050)            (1,257)
   Accounts payable                                      273             (1,972)
   Accrued expenses                                    1,168             (3,398)
                                                      ------             ------

 Total adjustments                                    15,628               (384)
                                                      ------             ------

Net cash provided by operating activities            $18,925             $2,778
                                                      ======             ======


































          See accompanying notes to consolidated financial statements.

                              FINANCIAL INFORMATION
                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1. General
----------
The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1999 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2000 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

2. Earnings per share
---------------------
Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:
                                             Basic                    Diluted
                                            earnings                  earnings
($ in thousands, except per share data)    per share                 per share
                                           ---------                 ---------

Three Months Ended March 31, 2000
---------------------------------

Net income                                   $3,297                     $3,297
                                            =======                    =======

Weighted average shares outstanding          16,435                     16,435
Effect of dilutive securities                   --                         172
                                            -------                    -------

     Shares for EPS calculation              16,435                     16,607
                                            =======                    =======

Net income per share                          $0.20                      $0.20
                                            =======                    =======

Three Months Ended March 31, 1999
---------------------------------

Net income                                   $3,162                     $3,162
                                            =======                    =======

Weighted average shares outstanding          17,387                     17,387
Effect of dilutive securities                   --                         108

     Shares for EPS calculation              17,387                     17,495
                                            =======                    =======

Net income per share                          $0.18                      $0.18
                                            =======                    =======

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (continued)
                                   (Unaudited)


2. Earnings per share (continued)
---------------------------------

Unexercised stock options and warrants to purchase 1,209,000 and 1,186,500 shares of the Company's common stock as of March 31, 2000 and 1999 were not included in the computation of diluted EPS because the effect would be antidilutive.

3. Segment Reporting
--------------------

The Company has three reportable segments: lithotripsy, manufacturing and refractive. The lithotripsy segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers. The refractive segment provides services related to the operations of refractive vision correction centers. Other operating segments, which do not meet the quantitative thresholds for
reportable  segments,   include  prostatherapy  services.

The Company measures performance based on the pretax income or loss from its operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest revenue and expense.

($ in thousands)                       Lithotripsy        Manufacturing        Refractive        Other
                                       ----------         -------------        ----------        -----
Three Months Ended March 31, 2000
---------------------------------

Revenue from external customers          $20,534              $5,527             $2,935           $447

Intersegment revenues                        --                   95                --             --

Segment profit                             6,879                 866                281              9


Three Months Ended March 31, 1999
---------------------------------

Revenue from external customers          $21,409              $3,400                --            $573

Intersegment revenues                        --                   46                --             --

Segment profit (loss)                      7,890                 621                --             (18)


                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (continued)
                                   (Unaudited)


3. Segment Reporting (continued)
--------------------------------

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

                                                  Three Months ended March 31,
($ in thousands)                                   2000                   1999
                                                  ------                 ------

Total segment profit                              $8,035                 $8,493

Unallocated corporate expenses:

    General and administrative                      (956)                  (871)

    Net interest expense                          (1,606)                (1,939)

    Loan fees                                        (84)                   --

    Other, net                                       (29)                  (366)

Total unallocated corporate expenses              (2,675)                (3,176)
                                                  ------                 ------

Income before income taxes                        $5,360                 $5,317
                                                  ======                 ======

4. Acquisitions
---------------

Effective March 1, 2000 the Company purchased a 60% interest in the Mann Berkeley Caplan Laser Center of Austin, Texas, a refractive vision correction center. The Company paid approximately $3,765,000 in cash and warrants to purchase 55,000 shares of common stock, and has accounted for this transaction using the purchase method of accounting. Total goodwill recognized of $3,389,000 is being amortized over twenty five years. The proforma effects of this acquisition is not material.

5. Condensed Financial Information Regarding Guarantor Subsidiaries
-------------------------------------------------------------------
Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries for March 31, 2000 and 1999 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of the Company who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                        Three Months Ended March 31, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                  $    -          $  4,197       $  14,873       $     -          $  19,070
    Management fees                                    -               523             371             -                894
    Equity income                                    6,938           4,260             115         (10,743)             570
                                           ---------------  --------------  --------------  --------------   --------------
                                                     6,938           8,980          15,359         (10,743)          20,534
  Manufacturing                                        -               -             5,527             -              5,527
  Refractive                                           288             402           2,583            (338)           2,935
  Prostatherapy                                        -               -               402             -                402
  Other                                                -                45             -               -                 45
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                    7,226           9,427          23,871         (11,081)          29,443
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
  administrative expenses:
    Lithotripsy                                        -               348           5,047             -              5,395
    Manufacturing                                      -               -             4,290             -              4,290
    Refractive                                         -               -             1,501             -              1,501
    Prostatherapy                                      -               (72)            431             -                359
    Other                                              -                50             -               -                 50
    Corporate                                            9             947             -               -                956
                                           ---------------  --------------  --------------  --------------   --------------
                                                         9           1,273          11,269             -             12,551
Depreciation and amortization                          -             1,432           1,488             -              2,920
                                           ---------------  --------------  --------------  --------------   --------------
                                                         9           2,705          12,757             -             15,471
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                     7,217           6,722          11,114         (11,081)          13,972
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                               149              99             110             -                358
  Interest expense                                  (2,259)            407            (574)            -             (2,426)
  Loan fees                                            (84)            -               -               -                (84)
  Other, net                                            (3)             (2)            -               -                 (5)
                                           ---------------  --------------  --------------  --------------   --------------
    Total other income (deductions)                 (2,197)            504            (464)            -             (2,157)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
  taxes and minority interest                        5,020           7,226          10,650         (11,081)          11,815

Minority interest in consolidated income               -               -               -             6,455            6,455

Provision for income taxes                           1,723             -               340             -              2,063
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                        $  3,297        $  7,226       $  10,310       $ (17,536)       $   3,297
                                           ===============  ==============  ==============  ==============   ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                        Three Months Ended March 31, 1999
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                 $     -        $    5,009       $  14,487      $      -         $   19,496
    Management fees                                    -               789             562                            1,351
    Equity income                                    7,999           4,434             -           (11,871)             562
                                           ---------------  --------------  --------------  --------------   --------------
                                                     7,999          10,232          15,049         (11,871)          21,409
  Manufacturing                                        -               -             3,400             -              3,400
  Prostatherapy                                        -               -               518             -                518
  Other                                                -                55             -               -                 55
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                    7,999          10,287          18,967         (11,871)          25,382
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
 administrative expenses:
  Lithotripsy                                          -               545           5,497             -              6,042
  Manufacturing                                        -               -             2,454             -              2,454
  Prostatherapy                                        -               -               457             -                457
  Other                                                -                61             -               -                 61
  Corporate                                             29             842             -               -                871
                                           ---------------  --------------  --------------  --------------   --------------
                                                        29           1,448           8,408             -              9,885
Depreciation and amortization                            2           1,206           1,267             -              2,475
                                           ---------------  --------------  --------------  --------------   --------------
    Total operating expenses                            31           2,654           9,675             -             12,360
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                     7,968           7,633           9,292         (11,871)          13,022
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                               205             139              61             -                405
  Interest expense                                  (2,281)            -               (48)            -             (2,329)
  Other, net                                          (607)            265               4             -               (338)
                                           ---------------  --------------  --------------  --------------   --------------
   Total other income (deductions)                  (2,683)            404              17             -             (2,262)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
 taxes and minority interest                         5,285           8,037           9,309         (11,871)          10,760

Minority interest in consolidated income               -               -               -             5,443            5,443

Provision for income taxes                           2,123              38              (6)            -              2,155
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                       $   3,162       $   7,999       $   9,315       $ (17,314)       $   3,162
                                           ===============  ==============  ==============  ==============   ==============


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                                 March 31, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

ASSETS

Current assets:
  Cash                                           $   9,417      $   12,465       $   3,553       $     -          $  25,435
  Investments                                          639             -               -               -                639
  Accounts receivable, net                             -             2,977          18,941             -             21,918
  Other receivables                                    291           1,237           1,032             -              2,560
  Deferred income taxes                                 15             972             -               -                987
  Prepaid expenses and other current                    35             418           1,394             -              1,847
  Inventory                                            -               -             4,906             -              4,906
                                           ---------------  --------------  --------------  --------------   --------------
    Total current assets                            10,397          18,069          29,826             -             58,292
                                           ---------------  --------------  --------------  --------------   --------------

Property and equipment:
  Equipment, furniture and fixtures                    -             5,642          38,124             -             43,766
  Building and leasehold improvements                  -               533           1,694             -              2,227
                                           ---------------  --------------  --------------  --------------   --------------
                                                       -             6,175          39,818             -             45,993
 Less accumulated depreciation
   and amortization                                    -           (4,581)         (22,300)            -            (26,881)
                                           ---------------  --------------  --------------  --------------   --------------
  Property and equipment, net                          -             1,594          17,518             -             19,112
                                           ---------------  --------------  --------------  --------------   --------------

Investment in subsidiaries
  and other investments                            196,801          42,123             -          (219,979)          18,945
Goodwill, at cost, net of amortization                 -           142,375           8,995             -            151,370
Other noncurrent assets                                362             680           1,353             -              2,395
                                           ---------------  --------------  --------------  --------------   --------------
                                                $  207,560      $  204,841      $   57,692      $ (219,979)      $  250,114
                                           ===============  ==============  ==============  ==============   ==============

LIABILITIES

Current liabilities:
  Current portion of long-term debt             $      -         $     -         $   1,822     $      -          $    1,822
  Accounts payable                                     151           2,157           1,256            -               3,564
  Accrued expenses                                   6,144             858           6,554            -              13,556
                                           ---------------  --------------  --------------  --------------   --------------
    Total current liabilities                        6,295           3,015           9,632            -              18,942

Long-term debt, net of current portion             100,000             162           4,313            -             104,475
Deferred income taxes                                2,439           4,863             -              -               7,302
                                           ---------------  --------------  --------------  --------------   --------------
    Total liabilities                              108,734           8,040          13,945            -             130,719
                                           ---------------  --------------  --------------  --------------   --------------

Minority interest                                      -               -               -            20,569           20,569

STOCKHOLDERS' EQUITY

Common stock                                           194             -               -               -                194
Capital in excess of par value                      88,019             -               -               -             88,019
Accumulated earnings                                36,951             -               -               -             36,951
Treasury stock                                     (26,338)            -               -               -            (26,338)
Subsidiary net equity                                  -           196,801          43,747        (240,548)             -
                                           ---------------  --------------  --------------  --------------   --------------
    Total stockholders' equity                      98,826         196,801          43,747        (240,548)          98,826
                                           ---------------  --------------  --------------  --------------   --------------
                                                $  207,560      $  204,841      $   57,692     $  (219,979)      $  250,114
                                           ===============  ==============  ==============  ==============   ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                        Three Months Ended March 31, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by
    operating activities                         $   1,988       $  15,494       $   1,443         $   -          $  18,925
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of entity                                   -            (3,740)            -               -             (3,740)
  Purchases of equipment and leasehold
    improvements                                       -              (198)         (1,054)            -             (1,252)
  Distributions from subsidiaries                    6,772           4,251             -           (11,023)             -
  Distributions from investments                       -               748             -               -                748
  Other                                                -               -               (15)            -                (15)
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    investing activities                             6,772           1,061          (1,069)        (11,023)          (4,259)
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                          -               -             1,079             -              1,079
  Payments on notes payable exclusive of
    interest                                           -               -              (329)            -               (329)
  Contributions by minority interest                   -               -               275             -                275
  Distributions to minority interest                   -               -               -            (8,934)          (8,934)
  Exercise of stock options, and sales and
    purchases of put options                           130             -               -               -                130
  Purchases of treasury stock                       (1,516)            -               -               -             (1,516)
  Distributions to equity owners                       -            (6,772)        (13,185)         19,957              -
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    financing activities                            (1,386)         (6,772)        (12,160)         11,023           (9,295)
                                           ---------------  --------------  --------------  --------------   --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               7,374           9,783         (11,786)            -              5,371

Cash and cash equivalents, beginning
  of period                                          2,043           2,682          15,339             -             20,064
                                           ---------------  --------------  --------------  --------------   --------------

Cash and cash equivalents, end of period         $   9,417       $  12,465       $   3,553       $     -          $  25,435
                                           ===============  ==============  ==============  ==============   ==============



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                        Three Months Ended March 31, 1999
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in)
    operating activities                        $   (5,503)       $  1,947       $   6,334        $    -          $   2,778
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold
    improvements                                       -              (114)           (471)            -               (585)
  Distributions from subsidiaries                    7,551           4,864             -           (12,415)             -
  Distributions from investments                       -             1,064             -               -              1,064
  Other                                                -              (105)            571             -                466
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    investing activities                             7,551           5,709             100         (12,415)             945
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                          -               -             1,508             -              1,508
  Payments on notes payable exclusive of
    interest                                           -               -              (406)            -               (406)
  Distributions to minority interest                   -               -               -            (9,200)          (9,200)
  Contributions by minority interest                   -               -             1,224             -              1,224
  Purchases of treasury stock                       (2,241)            -               -               -             (2,241)
  Other                                                 12             -               -               -                 12
  Distributions to equity owners                       -            (7,551)        (14,064)         21,615              -
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    financing activities                            (2,229)         (7,551)        (11,738)         12,415           (9,103)
                                           ---------------  --------------  --------------  --------------   --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                (181)            105          (5,304)            -             (5,380)

Cash and cash equivalents, beginning
  of period                                         15,798           7,585          16,763             -             40,146
                                           ---------------  --------------  --------------  --------------   --------------

Cash and cash equivalents, end of period         $  15,617       $   7,690      $   11,459       $     -          $  34,766
                                           ===============  ==============  ==============  ==============   ==============



                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Revenues
--------

Total revenues for the three months ended March 31, 2000 increased $4,061,000 (16%) as compared to the same period in 1999. Revenues from lithotripter operations decreased by $875,000 (4%). Renegotiation of contracts during the past year resulted in decreases in average revenue per procedure; however, these decreases have been partially offset by increases in procedures performed, which the Company believes is indicative of its market share preservation. Revenues from manufacturing increased $2,127,000 (63%) due to increased sales of MRI trailers as well as expansion into manufacturing and sales of cardiac catheterization labs. Revenues from refractive services were $2,935,000, due to procedure growth and the acquisition of 60% of the Mann Berkeley Caplan Laser Center effective March 1, 2000. Revenues from prostatherapy operations declined $116,000 (22%) due to lower procedure volume. During the second quarter Prime will be upgrading the Prostatron software which will reduce procedure time from over an hour to 30 minutes.

Expenses
--------

Costs and expenses (excluding depreciation and amortization) for three months ended March 31, 2000 increased from 39% to 43% of revenues, primarily due to increases in the manufacturing and refractive operations, both of which have lower margins than the lithotripsy operations. Cost of services and general and administrative expenses associated with manufacturing increased $1,836,000 (75%) due to increased sales. Costs of services associated with lithotripsy operations decreased $647,000 (11%) in absolute terms and decreased from 28% to 26% of lithotripsy revenues primarily due to the writeoff of start up costs incurred during the quarter ended March 31, 1999. Cost of services associated with prostatherapy operations decreased $98,000 (21%) due to lower procedure volume, partially offset by the writeoff of start up costs associated with the formation of a new prostatherapy partnership. Corporate expenses remained constant at 3% of revenues, increasing $85,000 (10%) in absolute terms, as the Company continues to successfully grow without proportionately adding corporate overhead.

Other Income (Deductions)
-------------------------

Other deductions for the three months ended March 31, 2000 decreased $105,000 (5%) compared to the same period in 1999, primarily due to the 1999 writeoff of costs related to a proposed acquisition that was not consummated, partially offset by expense of $84,000 related to a restructuring of the Company's $100 million revolving credit facility and a $97,000 increase in interest expense due to higher outstanding debt balances in the first quarter of 2000 compared to the same period in 1999.

Minority Interest In Consolidated Income
----------------------------------------

Minority interest in consolidated income for the three months ended March 31, 2000 increased $1,012,000 compared to the same period in 1999, primarily as a result of the refractive acquisitions and the reengineering of certain lithotripsy partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $7,377,000 for the three months ended March 31, 2000 compared to $6,236,000 for the same period in 1999. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes
--------------------------

Provision for income taxes for the three months ended March 31, 2000 decreased $92,000 compared to the same period in 1999 due to a decrease in the effective tax rate.

Liquidity and Capital Resources
-------------------------------

Cash was  $25,435,000  and  $20,064,000 at March 31, 2000 and December 31, 1999,
respectively. Cash provided by operations for the quarter ended March 31, 2000 was $18,925,000 compared to cash provided by operations for the quarter ended March 31, 1999 of $2,778,000. The increase was attributable to increased operations, the timing of accounts receivable collections and accounts payable, accrued expense and income tax payments, as well as proceeds received from sales and maturities of investments of $3,510,000.

Cash used in investing activities for the quarter ended March 31, 2000 was $4,259,000 compared to cash provided by investing activities for the quarter ended March 31, 1999 of $945,000. The decrease was attributable to the acquisition of 60% of the Mann Berkeley Caplan Laser Center and an increase in the purchase of equipment. Cash used in financing activities for the quarter ended March 31, 2000 was $9,295,000 compared to cash used for financing activities for the quarter ended March 31, 1999 of $9,103,000. The increase in cash used was primarily due to a decrease in contributions provided by minority interest partially offset by a decrease of cash used to purchase treasury stock.

The Company's existing senior credit facility is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, none of which was drawn at March 31, 2000 and April 30, 2000.

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

During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. In February 2000 the Company announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 3,172,900 shares of stock for a total of $27,384,000 as of April 30, 2000.

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

The forward looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any of such assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report on Form 10-Q will prove to be accurate.

                                     PART II


                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits

         12.      Computation of ratio of earnings to fixed charges.

(b)      Current Reports on Form 8-K

         NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRIME MEDICAL SERVICES, INC.



Date:    May 12, 2000              By: /s/ Cheryl L. Williams
                                       ----------------------
                                      Cheryl L. Williams, Senior Vice President
                                      and Chief Financial Officer