Form 10-Q
period 2000-06-30
PRIME MEDICAL SERVICES INC /TX/
filed 2000-08-14
CIK 895810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

YES    X    NO
     ----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding at

     Title of Each Class                                 July 31, 2000
     -------------------                                 -------------
 Common Stock, $.01 par value                              16,005,533

                                     PART I

                              FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended            Six Months Ended
                                                           June 30,                      June 30,
($ in thousands, except per share data)              2000           1999           2000           1999
                                                     ----           ----           ----           ----

Revenue:
     Lithotripsy:
         Fee revenues                              $19,213        $21,577        $38,283        $41,073
         Management fees                               934          1,411          1,828          2,762
         Equity income                                 665            601          1,235          1,163
                                                  --------       --------       --------       --------
                                                    20,812         23,589         41,346         44,998
     Manufacturing                                   5,577          4,473         11,104          7,873
     Refractive                                      6,561            -            9,496            -
     Prostatherapy                                     390            485            792          1,003
     Other                                              42             61             87            116
                                                  --------       --------       --------       --------
         Total revenue                              33,382         28,608         62,825         53,990
                                                  --------       --------       --------       --------

Cost of services and general and
     administrative expenses:
     Lithotripsy                                     5,735          5,737         11,130         11,779
     Manufacturing                                   4,282          3,342          8,572          5,796
     Refractive                                      3,326            -            4,827            -
     Prostatherapy                                     314            371            673            828
     Other                                              45             58             95            119
     Corporate                                       1,177          1,418          2,133          2,289
     Restructuring charges                             350            -              350            -
                                                  --------       --------       --------       --------
                                                    15,229         10,926         27,780         20,811
Depreciation and amortization                        3,434          2,553          6,354          5,028
                                                  --------       --------       --------       --------
                                                    18,663         13,479         34,134         25,839
                                                  --------       --------       --------       --------

Operating income                                    14,719         15,129         28,691         28,151

Other income (deductions):
     Interest and dividends                            197            333            555            738
     Interest expense                               (2,507)        (2,325)        (4,933)        (4,654)
     Loan fees                                         (24)           -             (107)           -
     Release of contractual obligation                 -            1,140            -            1,140
     Other, net                                         78             47             73           (291)
                                                  --------       --------       --------       --------
                                                    (2,256)          (805)        (4,412)        (3,067)
                                                  --------       --------       --------       --------
Income before provision for income
     taxes and minority interests                   12,463         14,324         24,279         25,084

Minority interest in consolidated income             6,845          7,201         13,300         12,644

Provision for income taxes                           2,303          2,821          4,367          4,976
                                                  --------       --------       --------       --------

Net income                                         $ 3,315        $ 4,302        $ 6,612        $ 7,464
                                                  ========       ========       ========       ========

Basic earnings per share:
     Net income                                     $ 0.20         $ 0.25         $ 0.41         $ 0.43
                                                  ========       ========       ========       ========
     Weighted average shares outstanding            16,218         17,098         16,327         17,241
                                                  ========       ========       ========       ========

Diluted earnings per share:
     Net income                                     $ 0.20         $ 0.25         $ 0.40         $ 0.43
                                                  ========       ========       ========       ========
     Weighted average shares outstanding            16,303         17,196         16,455         17,344
                                                  ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                      June 30,      December 31,
($ in thousands)                                       2000             1999
                                                     --------         --------

ASSETS

Current assets:
    Cash and cash equivalents                        $ 12,770         $ 20,064
    Investments                                           500            4,120
    Accounts receivable, less allowance for doubtful
       accounts of $270 in 2000 and $224 in 1999       24,611           23,273
    Other receivables                                   4,064            3,491
    Deferred income taxes                                 788            1,066
    Prepaid expenses and other current assets           1,725            2,322
    Inventory                                           4,415            3,676
                                                     --------         --------

       Total current assets                            48,873           58,012
                                                     --------         --------

Property and equipment:
    Equipment, furniture and fixtures                  47,422           42,128
    Building and leasehold improvements                 2,649            2,092
                                                     --------         --------

                                                       50,071           44,220

    Less accumulated depreciation and amortization    (28,096)         (25,567)
                                                     --------         --------

       Property and equipment, net                     21,975           18,653
                                                     --------         --------

Other investments                                      18,504           18,963
Goodwill, at cost, net of amortization                165,290          149,088
Other noncurrent assets                                 2,402            2,110
                                                     --------         --------

                                                     $257,044         $246,826
                                                     ========         ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                      June 30,      December 31,
($ in thousands, except share data)                    2000             1999
                                                     --------         --------

LIABILITIES

Current liabilities:
     Current portion of long-term debt                $ 1,887          $ 1,763
     Accounts payable                                   5,445            3,290
     Accrued distributions to minority interests          -              8,332
     Accrued expenses                                   5,464            7,108
                                                     --------         --------

          Total current liabilities                    12,796           20,493

Long-term debt, net of current portion                113,146          103,797
Deferred income taxes                                   7,832            6,400
                                                     --------         --------

          Total liabilities                           133,774          130,690

Minority interest                                      23,644           19,454

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    none outstanding                                      -                -
Common stock, $0.01 par value;
    40,000,000 shares authorized;
    19,524,533 shares issued in 2000
    and 19,367,267 shares issued in 1999                  194              194
Capital in excess of par value                         88,859           87,655
Accumulated earnings                                   40,267           33,654
Treasury stock, at cost; 3,469,400 shares
    in 2000 and 2,875,300 shares in 1999              (29,694)         (24,821)
                                                     --------         --------

          Total stockholders' equity                   99,626           96,682
                                                     --------         --------

                                                     $257,044         $246,826
                                                     ========         ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                     Six Months Ended June 30,
($ in thousands)                                       2000            1999
                                                     --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Fee and other revenue collected                  $ 59,228         $ 51,383
    Cash paid to employees, suppliers of
        goods and others                              (28,654)         (28,545)
    Proceeds from sales and maturities of
        investments                                     3,704              -
    Interest received                                     471              738
    Interest paid                                      (4,932)          (4,555)
    Taxes paid                                         (2,946)          (3,147)
                                                     --------         --------

         Net cash provided by operating
             activities                                26,871           15,874
                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of operating entities                    (18,229)             -
    Purchases of equipment and leasehold
       improvements                                    (4,712)          (2,081)
    Distributions from investments                      2,094            1,540
    Other                                                 112              522
                                                     --------         --------

          Net cash used in investing activities       (20,735)             (19)
                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on notes payable                        10,276            1,508
    Payments on notes payable, exclusive
        of interest                                      (804)            (887)
    Distributions to minority interest                (18,537)         (18,789)
    Contributions by  minority interest,
        net of buyouts                                    345            2,138
    Purchases of treasury stock                        (4,874)          (3,923)
    Exercise of stock options, and sales
        and purchases of put options                      164               53
                                                     --------         --------

         Net cash used in financing activities        (13,430)         (19,900)
                                                     --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (7,294)          (4,045)

Cash and cash equivalents, beginning of period         20,064           40,146
                                                     --------         --------

Cash and cash equivalents, end of period             $ 12,770         $ 36,101
                                                     ========         ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)



                                                     Six Months Ended June 30,
($ in thousands)                                       2000             1999
                                                     --------         --------

Reconciliation of net income to cash
    provided by operating activities:
    Net income                                        $ 6,612         $  7,464
    Adjustments to reconcile net income
        to cash provided by operating activities:
      Minority interest in consolidated income         13,300           12,644
      Depreciation and amortization                     6,354            5,028
      Provision for deferred income taxes               1,317            2,098
      Equity in earnings of affiliates                 (1,934)          (1,113)
      Other                                               (69)             (51)

Changes in operating assets and liabilities,
  net of effect of purchase transactions:
   Investments                                         (1,293)             -
   Accounts receivable                                  3,619           (2,203)
   Other receivables                                     (573)          (1,024)
   Other assets                                          (213)          (2,227)
   Accounts payable                                     1,236           (1,737)
   Accrued expenses                                    (1,485)          (3,005)
                                                     --------         --------

 Total adjustments                                     20,259            8,410
                                                     --------         --------

Net cash provided by operating activities            $ 26,871         $ 15,874
                                                     ========         ========


          See accompanying notes to consolidated financial statements.

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (Unaudited)

1.   General
--   -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2000 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in June 1998. SFAS No. 133 establishes reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as assets or liabilities measured at fair value and is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair market value, variable cash flow, or foreign currency of a recognized asset or liability or certain other transactions and firm commitments. The effect of adopting SFAS No. 133 is currently being evaluated, however, the Company does not believe the effects of adoption will be material to its financial position or results of operations.

2.   Earnings per share
--   ------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

                                              Basic                    Diluted
                                             earnings                 earnings
($ in thousands, except per share data)     per share                 per share
                                            ---------                 ---------

Six Months Ended June 30, 2000
------------------------------

Net income                                    $6,612                     $6,612
                                              ======                     ======

Weighted average shares outstanding           16,327                     16,327
Effect of dilutive securities                    -                          128
                                              ------                     ------
     Shares for EPS calculation               16,327                     16,455
                                              ======                     ======

Net income per share                           $0.41                      $0.40
                                               =====                      =====

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 (continued)

                                   (Unaudited)

2.   Earnings per share (continued)
--   ------------------------------
                                             Basic                    Diluted
                                            earnings                  earnings
($ in thousands, except per share data)    per share                 per share
                                           ---------                 ---------

Six Months Ended June 30, 1999
------------------------------

Net income                                   $7,464                     $7,464
                                            =======                    =======

Weighted average shares outstanding          17,241                     17,241
Effect of dilutive securities                   -                          103
                                            -------                    -------
     Shares for EPS calculation              17,241                     17,344
                                            =======                    =======

Net income per share                          $0.43                      $0.43
                                            =======                    =======

Three Months Ended June 30, 2000
--------------------------------

Net income                                   $3,315                     $3,315
                                             ======                     ======

Weighted average shares outstanding          16,218                     16,218
Effect of dilutive securities                   -                           85
                                            -------                    -------
     Shares for EPS calculation              16,218                     16,303
                                            =======                    =======

Net income per share                          $0.20                      $0.20
                                            =======                    =======

Three Months Ended June 30, 1999
--------------------------------

Net income                                   $4,302                     $4,302
                                            =======                    =======

Weighted average shares outstanding          17,098                     17,098
Effect of dilutive securities                   -                           98
                                            -------                    -------
     Shares for EPS calculation              17,098                     17,196
                                            =======                    =======

Net income per share                          $0.25                      $0.25
                                            =======                    =======


Unexercised stock options and warrants to purchase 1,358,000 and 1,616,500 shares of the Company's common stock as of June 30, 2000 and 1999 were not included in the computation of diluted EPS because the effect would be antidilutive.

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 (continued)

                                   (Unaudited)

3.   Segment Reporting
--   -----------------

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


($ in thousands)                       Lithotripsy        Manufacturing        Refractive        Other
                                       -----------        -------------        ----------        -----

Six Months Ended June 30, 2000
------------------------------

Revenue from

external customers                        $41,346             $11,104             $9,496         $879

Intersegment revenues                        -                    226                -            -

Segment profit                             13,915               1,726              1,384           33


Six Months Ended June 30, 1999
------------------------------


Revenue from

external customers                        $44,998              $7,873               -         $1,119

Intersegment revenues                         -                   148               -            -

Segment profit (loss)                      16,646               1,367               -            (14)

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 (continued)

                                   (Unaudited)

3.   Segment Reporting (continued)
--   -----------------------------

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

                                                   Six Months ended June 30,
($ in thousands)                                 2000                    1999
                                                 ----                    ----

Total segment profit                           $17,058                 $17,999

Unallocated corporate expenses:

    General and administrative                  (2,133)                 (2,289)

    Net interest expense                        (3,430)                 (3,926)

    Loan fees                                     (107)                    -

    Restructuring charges                         (350)                    -

    Release of contractual obligation             -                      1,140

    Other, net                                     (59)                   (484)
                                               --------               --------

Total unallocated corporate expenses            (6,079)                 (5,559)
                                               --------               --------

Income before income taxes                     $10,979                 $12,440
                                               ========               ========

($ in thousands)                       Lithotripsy        Manufacturing        Refractive        Other
                                       -----------        -------------        ----------        -----

Three Months Ended June 30, 2000
--------------------------------

Revenue from

external customers                        $20,812              $5,577             $6,561         $432

Intersegment revenues                        -                    131                -            -

Segment profit                              7,036                 860              1,103           24


Three Months Ended June 30, 1999
--------------------------------

Revenue from

external customers                        $23,589              $4,473                -           $546

Intersegment revenues                         -                   102                -            -

Segment profit (loss)                       8,756                 746                -              4

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 (continued)

                                   (Unaudited)

3.   Segment Reporting (continued)
--   -----------------------------

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

                                                 Three Months ended June 30,
($ in thousands)                                2000                    1999
                                                ----                    ----

Total segment profit                           $9,023                  $9,506

Unallocated corporate expenses:

    General and administrative                 (1,177)                 (1,418)

    Net interest expense                       (1,824)                 (1,987)

    Loan fees                                     (24)                    -

    Restructuring charges                        (350)                    -

    Release of contractual obligation             -                     1,140

Other, net                                        (30)                   (118)
                                              --------                --------

Total unallocated corporate expenses           (3,405)                 (2,383)
                                              --------                --------

Income before income taxes                      $5,618                  $7,123
                                              ========                ========

4.   Acquisitions
--   ------------

Effective March 1, 2000 the Company purchased a 60% interest in the Mann Berkeley Caplan Laser Center of Austin, Texas, a refractive vision correction center. The Company paid approximately $3,765,000 in cash and issued warrants to purchase 27,000 shares of common stock, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 28,000 shares of common stock to a third party. Total goodwill recognized of $3,773,000 is being amortized over twenty-five years.

Effective March 1, 2000 the Company purchased a 60% interest in the Caster Eye Center, a refractive vision correction center. The Company paid approximately $5,828,000 in cash, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 44,000 shares of common stock to a third party. Total goodwill recognized of $5,894,000 is being amortized over fifteen years.

Effective April 1, 2000 the Company purchased a 65% interest in New York Eye Specialists, a refractive vision correction center. The Company paid approximately $8,872,000 in cash, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 67,000 shares of common stock to a third party. Total goodwill recognized of $9,014,000 is being amortized over fifteen years.

The proforma effects of these acquisitions on an aggregated basis are not material.

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 (continued)

                                   (Unaudited)

5.   Condensed Financial Information Regarding Guarantor Subsidiaries
--   ----------------------------------------------------------------

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries for June 30, 2000 and 1999 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of the Company who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                        Six Months Ended June 30, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                  $    -          $  8,174       $  30,109       $     -          $  38,283
    Management fees                                    -             1,019             809             -              1,828
    Equity income                                   13,779           8,847             233         (21,624)           1,235
                                           ---------------  --------------  --------------  --------------   --------------
                                                    13,779          18,040          31,151         (21,624)          41,346
  Manufacturing                                        -               -            11,104             -             11,104
  Refractive                                         1,238           1,789           8,718          (2,249)           9,496
  Prostatherapy                                        -               -               792             -                792
  Other                                                -                87             -               -                 87
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                   15,017          19,916          51,765         (23,873)          62,825
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
  administrative expenses:
    Lithotripsy                                        -               182          10,948             -             11,130
    Manufacturing                                      -               -             8,572             -              8,572
    Refractive                                         -                17           4,810             -              4,827
    Prostatherapy                                      -              (144)            817             -                673
    Other                                              -                95             -               -                 95
    Corporate                                           24           2,109             -               -              2,133
    Restructuring charges                              -               350             -               -                350
                                           ---------------  --------------  --------------  --------------   --------------
                                                        24           2,609          25,147             -             27,780
Depreciation and amortization                          -             3,198           3,156             -              6,354
                                           ---------------  --------------  --------------  --------------   --------------
                                                        24           5,807          28,303             -             34,134
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                    14,993          14,109          23,462         (23,873)          28,691
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                               177             162             216             -                555
  Interest expense                                  (4,581)            813          (1,165)            -             (4,933)
  Loan fees                                           (107)            -               -               -               (107)
  Other, net                                            52             (58)             79             -                 73
                                           ---------------  --------------  --------------  --------------   --------------
    Total other income (deductions)                 (4,459)            917            (870)            -             (4,412)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
  taxes and minority interest                       10,534          15,026          22,592         (23,873)          24,279

Minority interest in consolidated income               -               -               -            13,300           13,300

Provision for income taxes                           3,922               9             436             -              4,367
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                        $  6,612        $ 15,017       $  22,156       $ (37,173)       $   6,612
                                           ===============  ==============  ==============  ==============   ==============

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                        Six Months Ended June 30, 1999
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                  $    -          $  9,899       $  31,174       $     -          $  41,073
    Management fees                                    -             1,725           1,037             -              2,762
    Equity income                                   17,286           9,718             -           (25,841)           1,163
                                           ---------------  --------------  --------------  --------------   --------------
                                                    17,286          21,342          32,211         (25,841)          44,998
  Manufacturing                                        -               -             7,873             -              7,873
  Prostatherapy                                        -               -             1,003             -              1,003
  Other                                                -               116             -               -                116
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                   17,286          21,458          41,087         (25,841)          53,990
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
  administrative expenses:
    Lithotripsy                                        -             1,074          10,705             -             11,779
    Manufacturing                                      -               -             5,796             -              5,796
    Prostatherapy                                      -               -               828             -                828
    Other                                              -               119             -               -                119
    Corporate                                          147           2,142             -               -              2,289
                                           ---------------   -------------  --------------  --------------   --------------
                                                       147           3,335          17,329             -             20,811
Depreciation and amortization                            3           2,436           2,589             -              5,028
                                           ---------------  --------------  --------------  --------------   --------------
                                                       150           5,771          19,918             -             25,839
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                    17,136          15,687          21,169         (25,841)          28,151
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                               352             280             106            -                738
  Interest expense                                  (4,554)            -              (100)           -             (4,654)
  Release of contractual obligation                    -             1,140             -              -              1,140
  Other, net                                          (726)            417              18            -               (291)
                                           ---------------  --------------  --------------  --------------   --------------
    Total other income (deductions)                 (4,928)          1,837              24            -             (3,067)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
  taxes and minority interest                       12,208          17,524          21,193         (25,841)         25,084

Minority interest in consolidated income               -               -               -            12,644          12,644

Provision for income taxes                           4,744             238              (6)            -             4,976
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                        $  7,464        $ 17,286       $  21,199       $ (38,485)        $ 7,464
                                           ===============  ==============  ==============  ==============   ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                        Three Months Ended June 30, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                 $     -        $    3,977       $  15,236      $      -         $   19,213
    Management fees                                    -               496             438             -                934
    Equity income                                    6,841           4,587             118         (10,881)             665
                                           ---------------  --------------  --------------  --------------   --------------
                                                     6,841           9,060          15,792         (10,881)          20,812
  Manufacturing                                        -               -             5,577             -              5,577
  Refractive                                           950           1,387           6,135          (1,911)           6,561
  Prostatherapy                                        -               -               390             -                390
  Other                                                -                42             -               -                 42
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                    7,791          10,489          27,894         (12,792)          33,382
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
 administrative expenses:
  Lithotripsy                                          -              (166)          5,901             -              5,735
  Manufacturing                                        -               -             4,282             -              4,282
  Refractive                                           -                17           3,309             -              3,326
  Prostatherapy                                        -               (72)            386             -                314
  Other                                                -                45             -               -                 45
  Corporate                                             15           1,162             -               -              1,177
  Restructuring charges                                -               350             -               -                350
                                           ---------------  --------------  --------------  --------------   --------------
                                                        15           1,336          13,878             -             15,229
Depreciation and amortization                          -             1,766           1,668             -              3,434
                                           ---------------  --------------  --------------  --------------   --------------
    Total operating expenses                            15           3,102          15,546             -             18,663
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                     7,776           7,387          12,348         (12,792)          14,719
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                                28              63             106             -                197
  Interest expense                                  (2,322)            406            (591)            -             (2,507)
  Loan fees                                            (24)            -               -               -                (24)
  Other, net                                            55             (56)             79             -                 78
                                           ---------------  --------------  --------------  --------------   --------------
   Total other income (deductions)                  (2,263)            413            (406)            -             (2,256)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
 taxes and minority interest                         5,513           7,800          11,942         (12,792)          12,463

Minority interest in consolidated income               -               -               -             6,845            6,845

Provision for income taxes                           2,198               9              96             -              2,303
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                       $   3,315       $   7,791       $  11,846       $ (19,637)       $   3,315
                                           ===============  ==============  ==============  ==============   ==============


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                        Three Months Ended June 30, 1999
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                  $    -          $  4,890       $  16,687       $     -          $  21,577
    Management fees                                    -               937             474             -              1,411
    Equity income                                    9,289           5,284             -           (13,972)             601
                                           ---------------  --------------  --------------  --------------   --------------
                                                     9,289          11,111          17,161         (13,972)          23,589
  Manufacturing                                        -               -             4,473             -              4,473
  Prostatherapy                                        -               -               485             -                485
  Other                                                -                61             -               -                 61
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                    9,289          11,172          22,119         (13,972)          28,608
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
  administrative expenses:
    Lithotripsy                                        -               529           5,208             -              5,737
    Manufacturing                                      -               -             3,342             -              3,342
    Prostatherapy                                      -               -               371             -                371
    Other                                              -                58             -               -                 58
    Corporate                                          118           1,300             -               -              1,418
                                           ---------------   -------------  --------------  --------------   --------------
                                                       118           1,887           8,921             -             10,926
Depreciation and amortization                            2           1,230           1,321             -              2,553
                                           ---------------  --------------  --------------  --------------   --------------
                                                       120           3,117          10,242             -             13,479
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                     9,169           8,055          11,877         (13,972)          15,129
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                               147             141              45            -                333
  Interest expense                                  (2,273)            -               (52)           -             (2,325)
  Release of contractual obligation                    -             1,140             -              -              1,140
  Other, net                                          (119)            152              14            -                 47
                                           ---------------  --------------  --------------  --------------   --------------
    Total other income (deductions)                 (2,245)          1,433               7            -               (805)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
  taxes and minority interest                        6,924           9,488          11,884         (13,972)          14,324

Minority interest in consolidated income               -               -               -             7,201            7,201

Provision for income taxes                           2,622             199             -               -              2,821
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                        $  4,302        $  9,289       $  11,884       $ (21,173)        $  4,302
                                           ===============  ==============  ==============  ==============   ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                                 June 30, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

ASSETS

Current assets:
  Cash                                           $     849      $    2,541       $   9,380       $     -          $  12,770
  Investments                                          500             -               -               -                500
  Accounts receivable, net                             -             3,194          21,417             -             24,611
  Other receivables                                    291           1,792           1,981             -              4,064
  Deferred income taxes                                 61             727             -               -                788
  Prepaid expenses and other current                    56             525           1,144             -              1,725
  Inventory                                            -               -             4,415             -              4,415
                                           ---------------  --------------  --------------  --------------   --------------
    Total current assets                             1,757           8,779          38,337             -             48,873
                                           ---------------  --------------  --------------  --------------   --------------

Property and equipment:
  Equipment, furniture and fixtures                    -             5,647          41,775             -             47,422
  Building and leasehold improvements                  -               533           2,116             -              2,649
                                           ---------------  --------------  --------------  --------------   --------------
                                                       -             6,180          43,891             -             50,071
 Less accumulated depreciation
   and amortization                                    -            (4,150)        (23,946)            -            (28,096)
                                           ---------------  --------------  --------------  --------------   --------------
  Property and equipment, net                          -             2,030          19,945             -             21,975
                                           ---------------  --------------  --------------  --------------   --------------

Investment in subsidiaries
  and other investments                            212,618          52,744             -          (246,858)          18,504
Goodwill, at cost, net of amortization                 -           155,963           9,327             -            165,290
Other noncurrent assets                                362             641           1,399             -              2,402
                                           ---------------  --------------  --------------  --------------   --------------
                                                $  214,737      $  220,157      $   69,008      $ (246,858)      $  257,044
                                           ===============  ==============  ==============  ==============   ==============

LIABILITIES

Current liabilities:
  Current portion of long-term debt             $      -         $     -         $   1,887     $      -          $    1,887
  Accounts payable                                     -             1,516           3,929            -               5,445
  Accrued expenses                                   3,728             533           1,203            -               5,464
                                           ---------------  --------------  --------------  --------------   --------------
    Total current liabilities                        3,728           2,049           7,019            -              12,796

Long-term debt, net of current portion             109,000             162           3,984            -             113,146
Deferred income taxes                                2,383           5,328             121            -               7,832
                                           ---------------  --------------  --------------  --------------   --------------
    Total liabilities                              115,111           7,539          11,124            -             133,774
                                           ---------------  --------------  --------------  --------------   --------------

Minority interest                                      -               -               -            23,644           23,644

STOCKHOLDERS' EQUITY

Common stock                                           194             -               -               -                194
Capital in excess of par value                      88,859             -               -               -             88,859
Accumulated earnings                                40,267             -               -               -             40,267
Treasury stock                                     (29,694)            -               -               -            (29,694)
Subsidiary net equity                                  -           212,618          57,884        (270,502)             -
                                           ---------------  --------------  --------------  --------------   --------------
    Total stockholders' equity                      99,626         212,618          57,884        (270,502)          99,626
                                           ---------------  --------------  --------------  --------------   --------------
                                                $  214,737      $  220,157      $   69,008     $  (246,858)      $  257,044
                                           ===============  ==============  ==============  ==============   ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                        Six Months Ended June 30, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by
    operating activities                         $  (6,953)       $  8,321       $  25,503         $   -          $  26,871
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of operating entities                       -           (18,229)            -               -            (18,229)
  Purchases of equipment and leasehold
    improvements                                       -              (878)         (3,834)            -             (4,712)
  Distributions from subsidiaries                   10,469           9,908             -           (20,377)             -
  Investments in subsidiaries                       (9,000)            -               -             9,000              -
  Distributions from investments                       -             2,094             -               -              2,094
  Other                                                -               112             -               -                112
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    investing activities                             1,469          (6,993)         (3,834)        (11,377)         (20,735)
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                        9,000             -             1,276             -             10,276
  Payments on notes payable exclusive of
    interest                                           -               -              (804)            -               (804)
  Contributions by minority interest,
    net of buyouts                                     -               -               345             -                345
  Distributions to minority interest                   -               -               -           (18,537)         (18,537)
  Purchases of treasury stock                       (4,874)            -               -               -             (4,874)
  Exercise of stock options, and sales and
    purchases of put options                           164             -               -               -                164
  Contributions by parent                              -             9,000             -            (9,000)             -
  Distributions to equity owners                       -           (10,469)        (28,445)         38,914              -
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    financing activities                             4,290          (1,469)        (27,628)         11,377          (13,430)
                                           ---------------  --------------  --------------  --------------   --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (1,194)           (141)         (5,959)           -              (7,294)

Cash and cash equivalents, beginning
  of period                                          2,043           2,682          15,339            -              20,064
                                           ---------------  --------------  --------------  --------------   --------------

Cash and cash equivalents, end of period         $     849       $   2,541       $   9,380       $    -           $  12,770
                                           ===============  ==============  ==============  ==============   ==============



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                        Six Months Ended June 30, 1999
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in)
    operating activities                        $   (8,221)       $  5,335       $  18,760        $    -          $  15,874
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold
    improvements                                       -              (141)         (1,940)            -             (2,081)
  Distributions from subsidiaries                   11,859          11,440             -           (23,299)             -
  Distributions from investments                       -             1,540             -               -              1,540
  Other                                                -               150             372             -                522
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    investing activities                            11,859          12,989          (1,568)        (23,299)             (19)
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                          -               -             1,508             -              1,508
  Payments on notes payable exclusive of
    interest                                           -               -              (887)            -               (887)
  Contributions by minority interest,
    net of buyouts                                     -               -             2,138             -              2,138
  Distributions to minority interest                   -               -               -           (18,789)         (18,789)
  Purchases of treasury stock                       (3,923)            -               -               -             (3,923)
  Exercise of stock options, and sales and
    purchases of put options                            53             -               -               -                 53
  Distributions to equity owners                       -           (11,859)        (30,229)         42,088              -
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    financing activities                            (3,870)        (11,859)        (27,470)         23,299          (19,900)
                                           ---------------  --------------  --------------  --------------   --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                (232)          6,465         (10,278)            -             (4,045)

Cash and cash equivalents, beginning
  of period                                         15,798           7,585          16,763             -             40,146
                                           ---------------  --------------  --------------  --------------   --------------

Cash and cash equivalents, end of period         $  15,566       $  14,050      $    6,485       $     -          $  36,101
                                           ===============  ==============  ==============  ==============   ==============



                      Management's Discussion and Analysis

                           of Financial Condition and

                              Results of Operations

Revenues
--------

For the six months ended June 30, 2000, total revenues increased $8,835,000 (16%) as compared to the same period in 1999. Revenues from lithotripter operations decreased by $3,652,000 (8%) primarily due to an unusually low procedure volume in April and fluctuations in payor mix. Revenues from manufacturing increased $3,231,000 (41%) due to increased sales of MRI trailers as well as expansion into other modalities. Revenues from refractive services were $9,496,000, due to procedures from centers acquired since September 1999, the acquisition of 60% of the Mann Berkeley Caplan Laser Center effective March 1, 2000, the acquisition of 60% of the Caster Eye Center effective March 1, 2000, and the acquisition of 65% of New York Eye Specialists effective April 1, 2000. Revenues from prostatherapy operations declined $211,000 (21%) due to lower procedure volume.

Total revenues for the three months ended June 30, 2000 increased $4,774,000 (17%) as compared to the same period in 1999. Revenues from lithotripter operations decreased by $2,777,000 (12%) and revenues from manufacturing increased $1,104,000 (25%). Revenues from refractive services were $6,561,000, due to the acquisitions discussed above. Revenues from prostatherapy operations declined $95,000 (20%) due to lower procedure volume.

Expenses
--------

For the six months ended June 30, 2000, costs and expenses (excluding depreciation and amortization) increased from 39% to 44% of revenues, primarily due to increases in the manufacturing and refractive operations, both of which have lower operating margins than the lithotripsy operations. Costs of services associated with lithotripsy operations decreased $649,000 (5%) in absolute terms and slightly increased from 26% to 27% of lithotripsy revenues due to the levels of fixed costs relative to a lower revenue base. Cost of services and general and administrative expenses associated with manufacturing increased $2,776,000 (48%) due to increased sales. Cost of services associated with refractive operations were $4,827,000. Cost of services associated with prostatherapy operations decreased $155,000 (19%) due to lower procedure volume. Corporate expenses decreased from 4% to 3% of revenues, decreasing $156,000 (7%) in absolute terms due to lower variable expenses during the first half of 2000. During the second quarter the Company recorded restructuring charges of $350,000 for the relocation of its central business office (CBO) from North Carolina to Texas. The relocation of the CBO is being done in conjunction with the purchase and implementation of a new practice management system.

Costs and expenses (excluding depreciation and amortization) for the three months ended June 30, 2000 increased from 38% to 46% of revenues, primarily due to increases in the manufacturing and refractive operations, both of which have lower operating margins than the lithotripsy operations. Costs of services associated with lithotripsy operations remained constant in absolute terms and increased from 24% to 28% of lithotripsy revenues. Cost of services and general and administrative expenses associated with manufacturing increased $940,000 (28%) due to increased sales. Cost of services associated with refractive operations were $3,326,000. Cost of services associated with prostatherapy operations decreased $57,000 (15%) due to lower procedure volume. Corporate expenses decreased from 5% to 4% of revenues, decreasing $241,000 (17%) in absolute terms due to lower variable expenses during the second quarter of 2000.

Other Income (Deductions)
-------------------------

For the six months ended June 30, 2000, other deductions increased $1,345,000 (44%) compared to the same period in 1999, primarily due to a one time recognition of income related to a 1999 release of a contractual obligation related to a management incentive compensation program. Also contributing to the increase in expense was $107,000 related to a restructuring of the Company's $100 million revolving credit facility, and a $279,000 increase in interest expense due to higher outstanding debt balances, partially offset by a decrease in other expense as the 1999 balance included a write-off of costs related to a proposed acquisition.

Other deductions for the three months ended June 30, 2000 increased $1,451,000 (180%) compared to the same period in 1999 primarily due to a one time recognition of income related to a 1999 release of a contractual obligation related to a management incentive compensation program.

Minority Interest In Consolidated Income
----------------------------------------

Minority interest in consolidated income for the six months ended June 30, 2000 increased $656,000 compared to the same period in 1999, primarily as a result of the refractive acquisitions and the reengineering of certain lithotripsy partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $15,472,000 for the six months ended June 30, 2000 compared to $15,058,000 for the same period in 1999.

Minority interest in consolidated income for the three months ended June 30, 2000 decreased $356,000 compared to the same period in 1999, which is consistent with the decrease in operating income for those periods. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $8,095,000 for the three months ended June 30, 2000 compared to $8,454,000 for the same period in 1999.

EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes
--------------------------

Provision for income taxes for the six months ended June 30, 2000 decreased $609,000 and for the three months ended June 30, 2000 decreased $518,000 compared to the same periods in 1999 due to a decrease in taxable income. The effective tax rate includes the impact of the Federal tax rate as well as numerous state tax rates for the Company, and the impact of the Federal and state rates for a partially owned consolidated corporation, which is required to file separate tax returns.

Liquidity and Capital Resources
-------------------------------

Cash was  $12,770,000  and  $20,064,000  at June 30, 2000 and December 31, 1999,
respectively. Cash provided by operations for the six months ended June 30, 2000 was $26,871,000 compared to cash provided by operations for the six months ended June 30, 1999 of $15,874,000. The increase was attributable to increased operations as well as proceeds received from sales and maturities of investments of $3,704,000.

Cash used in investing activities for the six months ended June 30, 2000 was $20,735,000 compared to cash used in investing activities for the six months ended June 30, 1999 of $19,000. The increase was attributable to the three refractive acquisitions effective during 2000 and an increase in the purchase of equipment. Cash used in financing activities for the six months ended June 30, 2000 was $13,430,000 compared to cash used for financing activities for the six months ended June 30, 1999 of $19,900,000. The decrease in cash used was due to additional borrowings, primarily $9,000,000 on the Company's senior credit facility. Additionally, contributions provided by minority interest decreased and cash used to purchase treasury stock increased.

The Company's existing senior credit facility is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, $9 million of which was drawn at June 30, 2000 and July 31, 2000.

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

The Company intends to increase the number of its lithotripsy operations primarily through acquisitions and the number of its refractive operations through both acquisitions and development. The Company intends to fund the purchase price for future acquisitions and developments using borrowings under its senior credit facility and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions where appropriate.

During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. In February 2000 the Company announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 3,519,000 shares of stock for a total of $30,106,000 as of July 31, 2000.

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

                                                    PRIME MEDICAL SERVICES, INC.



Date:    August 14, 2000                             By: /s/ Cheryl L. Williams
                                                         ----------------------
                                      Cheryl L. Williams, Senior Vice President
                                                    and Chief Financial Officer