Form 10-Q/A
period 2000-06-30
PRIME MEDICAL SERVICES INC /TX/
filed 2000-11-03
CIK 895810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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
                                   (Unaudited)

                                                      Three Months Ended            Six Months Ended
                                                           June 30,                      June 30,
($ in thousands, except per share data)              2000           1999           2000           1999
                                                     ----           ----           ----           ----

Revenue:
     Lithotripsy:
         Fee revenues                              $19,213        $21,577        $38,283        $41,073
         Management fees                               934          1,411          1,828          2,762
         Equity income                                 665            601          1,235          1,163
                                                  --------       --------       --------       --------
                                                    20,812         23,589         41,346         44,998
     Manufacturing                                   5,577          4,473         11,104          7,873
     Refractive                                      6,145            -            9,080            -
     Prostatherapy                                     390            485            792          1,003
     Other                                              42             61             87            116
                                                  --------       --------       --------       --------
         Total revenue                              32,966         28,608         62,409         53,990
                                                  --------       --------       --------       --------

Cost of services and general and
     administrative expenses:
     Lithotripsy                                     5,735          5,737         11,130         11,779
     Manufacturing                                   4,282          3,342          8,572          5,796
     Refractive                                      3,326            -            4,827            -
     Prostatherapy                                     314            371            673            828
     Other                                              45             58             95            119
     Corporate                                       1,177          1,418          2,133          2,289
     Restructuring charges                             350            -              350            -
                                                  --------       --------       --------       --------
                                                    15,229         10,926         27,780         20,811
Depreciation and amortization                        3,434          2,553          6,354          5,028
                                                  --------       --------       --------       --------
                                                    18,663         13,479         34,134         25,839
                                                  --------       --------       --------       --------

Operating income                                    14,303         15,129         28,275         28,151

Other income (deductions):
     Interest and dividends                            197            333            555            738
     Interest expense                               (2,578)        (2,325)        (5,004)        (4,654)
     Loan fees                                         (24)           -             (107)           -
     Release of contractual obligation                 -            1,140            -            1,140
     Other, net                                         78             47             73           (291)
                                                  --------       --------       --------       --------
                                                    (2,327)          (805)        (4,483)        (3,067)
                                                  --------       --------       --------       --------
Income before provision for income
     taxes and minority interests                   11,976         14,324         23,792         25,084

Minority interest in consolidated income             6,700          7,201         13,155         12,644

Provision for income taxes                           2,174          2,821          4,238          4,976
                                                  --------       --------       --------       --------

Net income                                         $ 3,102        $ 4,302        $ 6,399        $ 7,464
                                                  ========       ========       ========       ========

Basic earnings per share:
     Net income                                     $ 0.19         $ 0.25         $ 0.39         $ 0.43
                                                  ========       ========       ========       ========
     Weighted average shares outstanding            16,218         17,098         16,327         17,241
                                                  ========       ========       ========       ========

Diluted earnings per share:
     Net income                                     $ 0.19         $ 0.25         $ 0.39         $ 0.43
                                                  ========       ========       ========       ========
     Weighted average shares outstanding            16,303         17,196         16,455         17,344
                                                  ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                      June 30,      December 31,
($ in thousands)                                       2000             1999
                                                     --------         --------

ASSETS

Current assets:
    Cash and cash equivalents                        $ 12,770         $ 20,064
    Investments                                           500            4,120
    Accounts receivable, less allowance for doubtful
       accounts of $270 in 2000 and $224 in 1999       24,611           23,273
    Other receivables                                   4,064            3,491
    Deferred income taxes                                 788            1,066
    Prepaid expenses and other current assets           1,725            2,322
    Inventory                                           4,415            3,676
                                                     --------         --------

       Total current assets                            48,873           58,012
                                                     --------         --------

Property and equipment:
    Equipment, furniture and fixtures                  47,422           42,128
    Building and leasehold improvements                 2,649            2,092
                                                     --------         --------

                                                       50,071           44,220

    Less accumulated depreciation and amortization    (28,096)         (25,567)
                                                     --------         --------

       Property and equipment, net                     21,975           18,653
                                                     --------         --------

Other investments                                      18,504           18,963
Goodwill, at cost, net of amortization                164,981          149,088
Other noncurrent assets                                 2,402            2,110
                                                     --------         --------

                                                     $256,735         $246,826
                                                     ========         ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                      June 30,      December 31,
($ in thousands, except share data)                    2000             1999
                                                     --------         --------

LIABILITIES

Current liabilities:
     Current portion of long-term debt                $ 1,887          $ 1,763
     Accounts payable                                   5,386            3,290
     Accrued distributions to minority interests          -              8,332
     Accrued expenses                                   5,406            7,108
                                                     --------         --------

          Total current liabilities                    12,679           20,493

Long-term debt, net of current portion                113,146          103,797
Deferred income taxes                                   7,832            6,400
                                                     --------         --------

          Total liabilities                           133,657          130,690

Minority interest                                      23,665           19,454

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    none outstanding                                      -                -
Common stock, $0.01 par value;
    40,000,000 shares authorized;
    19,524,533 shares issued in 2000
    and 19,367,267 shares issued in 1999                  194              194
Capital in excess of par value                         88,859           87,655
Accumulated earnings                                   40,054           33,654
Treasury stock, at cost; 3,469,400 shares
    in 2000 and 2,875,300 shares in 1999              (29,694)         (24,821)
                                                     --------         --------

          Total stockholders' equity                   99,413           96,682
                                                     --------         --------

                                                     $256,735         $246,826
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

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)



                                                     Six Months Ended June 30,
($ in thousands)                                       2000             1999
                                                     --------         --------

Reconciliation of net income to cash
    provided by operating activities:
    Net income                                        $ 6,399         $  7,464
    Adjustments to reconcile net income
        to cash provided by operating activities:
      Minority interest in consolidated income         13,155           12,644
      Depreciation and amortization                     6,354            5,028
      Provision for deferred income taxes               1,317            2,098
      Equity in earnings of affiliates                 (1,934)          (1,113)
      Other                                               (69)             (51)

Changes in operating assets and liabilities,
  net of effect of purchase transactions:
   Investments                                         (1,293)             -
   Accounts receivable                                  3,619           (2,203)
   Other receivables                                     (573)          (1,024)
   Other assets                                          (213)          (2,227)
   Accounts payable                                     1,652           (1,737)
   Accrued expenses                                    (1,543)          (3,005)
                                                     --------         --------

 Total adjustments                                     20,472            8,410
                                                     --------         --------

Net cash provided by operating activities            $ 26,871         $ 15,874
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

2.   Earnings per share
--   ------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

                                              Basic                    Diluted
                                             earnings                 earnings
($ in thousands, except per share data)     per share                 per share
                                            ---------                 ---------

Six Months Ended June 30, 2000
------------------------------

Net income                                    $6,399                     $6,399
                                              ======                     ======

Weighted average shares outstanding           16,327                     16,327
Effect of dilutive securities                    -                          128
                                              ------                     ------
     Shares for EPS calculation               16,327                     16,455
                                              ======                     ======

Net income per share                           $0.39                      $0.39
                                               =====                      =====

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 (continued)

                                   (Unaudited)

2.   Earnings per share (continued)
--   ------------------------------
                                             Basic                    Diluted
                                            earnings                  earnings
($ in thousands, except per share data)    per share                 per share
                                           ---------                 ---------

Six Months Ended June 30, 1999
------------------------------

Net income                                   $7,464                     $7,464
                                            =======                    =======

Weighted average shares outstanding          17,241                     17,241
Effect of dilutive securities                   -                          103
                                            -------                    -------
     Shares for EPS calculation              17,241                     17,344
                                            =======                    =======

Net income per share                          $0.43                      $0.43
                                            =======                    =======

Three Months Ended June 30, 2000
--------------------------------

Net income                                   $3,102                     $3,102
                                             ======                     ======

Weighted average shares outstanding          16,218                     16,218
Effect of dilutive securities                   -                           85
                                            -------                    -------
     Shares for EPS calculation              16,218                     16,303
                                            =======                    =======

Net income per share                          $0.19                      $0.19
                                            =======                    =======

Three Months Ended June 30, 1999
--------------------------------

Net income                                   $4,302                     $4,302
                                            =======                    =======

Weighted average shares outstanding          17,098                     17,098
Effect of dilutive securities                   -                           98
                                            -------                    -------
     Shares for EPS calculation              17,098                     17,196
                                            =======                    =======

Net income per share                          $0.25                      $0.25
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


($ in thousands)                       Lithotripsy        Manufacturing        Refractive        Other
                                       -----------        -------------        ----------        -----

Six Months Ended June 30, 2000
------------------------------

Revenue from

external customers                        $41,346             $11,104             $9,080         $879

Intersegment revenues                        -                    226                -            -

Segment profit                             13,915               1,726              1,113           33


Six Months Ended June 30, 1999
------------------------------


Revenue from

external customers                        $44,998              $7,873               -         $1,119

Intersegment revenues                         -                   148               -            -

Segment profit (loss)                      16,646               1,367               -            (14)

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 (continued)

                                   (Unaudited)

3.   Segment Reporting (continued)
--   -----------------------------

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

                                                   Six Months ended June 30,
($ in thousands)                                 2000                    1999
                                                 ----                    ----

Total segment profit                           $16,787                 $17,999

Unallocated corporate expenses:

    General and administrative                  (2,133)                 (2,289)

    Net interest expense                        (3,501)                 (3,926)

    Loan fees                                     (107)                    -

    Restructuring charges                         (350)                    -

    Release of contractual obligation             -                      1,140

    Other, net                                     (59)                   (484)
                                               --------               --------

Total unallocated corporate expenses            (6,150)                 (5,559)
                                               --------               --------

Income before income taxes                     $10,637                 $12,440
                                               ========               ========

($ in thousands)                       Lithotripsy        Manufacturing        Refractive        Other
                                       -----------        -------------        ----------        -----

Three Months Ended June 30, 2000
--------------------------------

Revenue from

external customers                        $20,812              $5,577             $6,145         $432

Intersegment revenues                        -                    131                -            -

Segment profit                              7,036                 860                832           24


Three Months Ended June 30, 1999
--------------------------------

Revenue from

external customers                        $23,589              $4,473                -           $546

Intersegment revenues                         -                   102                -            -

Segment profit (loss)                       8,756                 746                -              4

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 (continued)

                                   (Unaudited)

3.   Segment Reporting (continued)
--   -----------------------------

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

                                                 Three Months ended June 30,
($ in thousands)                                2000                    1999
                                                ----                    ----

Total segment profit                           $8,752                  $9,506

Unallocated corporate expenses:

    General and administrative                 (1,177)                 (1,418)

    Net interest expense                       (1,895)                 (1,987)

    Loan fees                                     (24)                    -

    Restructuring charges                        (350)                    -

    Release of contractual obligation             -                     1,140

Other, net                                        (30)                   (118)
                                              --------                --------

Total unallocated corporate expenses           (3,476)                 (2,383)
                                              --------                --------

Income before income taxes                      $5,276                  $7,123
                                              ========                ========

4.   Acquisitions
--   ------------

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

Effective March 1, 2000 the Company purchased a 60% interest in the Caster Eye Center, a refractive vision correction center. The Company paid approximately $5,828,000 in cash, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 44,000 shares of common stock to a third party. Total goodwill recognized of $5,894,000 is being amortized over twenty years.

Effective April 1, 2000 the Company purchased a 65% interest in New York Eye Specialists, a refractive vision correction center. The Company paid approximately $8,872,000 in cash, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 67,000 shares of common stock to a third party. Total goodwill recognized of $8,705,000 is being amortized over twenty years.

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
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                  $    -          $  8,174       $  30,109       $     -          $  38,283
    Management fees                                    -             1,019             809             -              1,828
    Equity income                                   13,779           8,847             233         (21,624)           1,235
                                           ---------------  --------------  --------------  --------------   --------------
                                                    13,779          18,040          31,151         (21,624)          41,346
  Manufacturing                                        -               -            11,104             -             11,104
  Refractive                                           967           1,518           8,302          (1,707)           9,080
  Prostatherapy                                        -               -               792             -                792
  Other                                                -                87             -               -                 87
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                   14,746          19,645          51,349         (23,331)          62,409
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
  administrative expenses:
    Lithotripsy                                        -               182          10,948             -             11,130
    Manufacturing                                      -               -             8,572             -              8,572
    Refractive                                         -                17           4,810             -              4,827
    Prostatherapy                                      -              (144)            817             -                673
    Other                                              -                95             -               -                 95
    Corporate                                           24           2,109             -               -              2,133
    Restructuring charges                              -               350             -               -                350
                                           ---------------  --------------  --------------  --------------   --------------
                                                        24           2,609          25,147             -             27,780
Depreciation and amortization                          -             3,198           3,156             -              6,354
                                           ---------------  --------------  --------------  --------------   --------------
                                                        24           5,807          28,303             -             34,134
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                    14,722          13,838          23,046         (23,331)          28,275
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                               177             162             216             -                555
  Interest expense                                  (4,652)            813          (1,165)            -             (5,004)
  Loan fees                                           (107)            -               -               -               (107)
  Other, net                                            52             (58)             79             -                 73
                                           ---------------  --------------  --------------  --------------   --------------
    Total other income (deductions)                 (4,530)            917            (870)            -             (4,483)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
  taxes and minority interest                       10,192          14,755          22,176         (23,331)          23,792

Minority interest in consolidated income               -               -               -            13,155           13,155

Provision for income taxes                           3,793               9             436             -              4,238
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                        $  6,399        $ 14,746       $  21,740       $ (36,486)       $   6,399
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
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                 $     -        $    3,977       $  15,236      $      -         $   19,213
    Management fees                                    -               496             438             -                934
    Equity income                                    6,841           4,587             118         (10,881)             665
                                           ---------------  --------------  --------------  --------------   --------------
                                                     6,841           9,060          15,792         (10,881)          20,812
  Manufacturing                                        -               -             5,577             -              5,577
  Refractive                                           679           1,116           5,719          (1,369)           6,145
  Prostatherapy                                        -               -               390             -                390
  Other                                                -                42             -               -                 42
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                    7,520          10,218          27,478         (12,250)          32,966
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
 administrative expenses:
  Lithotripsy                                          -              (166)          5,901             -              5,735
  Manufacturing                                        -               -             4,282             -              4,282
  Refractive                                           -                17           3,309             -              3,326
  Prostatherapy                                        -               (72)            386             -                314
  Other                                                -                45             -               -                 45
  Corporate                                             15           1,162             -               -              1,177
  Restructuring charges                                -               350             -               -                350
                                           ---------------  --------------  --------------  --------------   --------------
                                                        15           1,336          13,878             -             15,229
Depreciation and amortization                          -             1,766           1,668             -              3,434
                                           ---------------  --------------  --------------  --------------   --------------
    Total operating expenses                            15           3,102          15,546             -             18,663
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                     7,505           7,116          11,932         (12,250)          14,303
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                                28              63             106             -                197
  Interest expense                                  (2,393)            406            (591)            -             (2,578)
  Loan fees                                            (24)            -               -               -                (24)
  Other, net                                            55             (56)             79             -                 78
                                           ---------------  --------------  --------------  --------------   --------------
   Total other income (deductions)                  (2,334)            413            (406)            -             (2,327)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
 taxes and minority interest                         5,171           7,529          11,526         (12,250)          11,976

Minority interest in consolidated income               -               -               -             6,700            6,700

Provision for income taxes                           2,069               9              96             -              2,174
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                       $   3,102       $   7,520       $  11,430       $ (18,950)       $   3,102
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
                                           ===============  ==============  ==============  ==============   ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                                 June 30, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

ASSETS

Current assets:
  Cash                                           $     849      $    2,541       $   9,380       $     -          $  12,770
  Investments                                          500             -               -               -                500
  Accounts receivable, net                             -             3,194          21,417             -             24,611
  Other receivables                                    291           1,792           1,981             -              4,064
  Deferred income taxes                                 61             727             -               -                788
  Prepaid expenses and other current                    56             525           1,144             -              1,725
  Inventory                                            -               -             4,415             -              4,415
                                           ---------------  --------------  --------------  --------------   --------------
    Total current assets                             1,757           8,779          38,337             -             48,873
                                           ---------------  --------------  --------------  --------------   --------------

Property and equipment:
  Equipment, furniture and fixtures                    -             5,647          41,775             -             47,422
  Building and leasehold improvements                  -               533           2,116             -              2,649
                                           ---------------  --------------  --------------  --------------   --------------
                                                       -             6,180          43,891             -             50,071
 Less accumulated depreciation
   and amortization                                    -            (4,150)        (23,946)            -            (28,096)
                                           ---------------  --------------  --------------  --------------   --------------
  Property and equipment, net                          -             2,030          19,945             -             21,975
                                           ---------------  --------------  --------------  --------------   --------------

Investment in subsidiaries
  and other investments                            212,347          52,473             -          (246,316)          18,504
Goodwill, at cost, net of amortization                 -           155,963           9,018             -            164,981
Other noncurrent assets                                362             641           1,399             -              2,402
                                           ---------------  --------------  --------------  --------------   --------------
                                                $  214,466      $  219,886      $   68,699      $ (246,316)      $  256,735
                                           ===============  ==============  ==============  ==============   ==============

LIABILITIES

Current liabilities:
  Current portion of long-term debt             $      -         $     -         $   1,887     $      -          $    1,887
  Accounts payable                                     -             1,516           3,870            -               5,386
  Accrued expenses                                   3,670             533           1,203            -               5,406
                                           ---------------  --------------  --------------  --------------   --------------
    Total current liabilities                        3,670           2,049           6,960            -              12,679

Long-term debt, net of current portion             109,000             162           3,984            -             113,146
Deferred income taxes                                2,383           5,328             121            -               7,832
                                           ---------------  --------------  --------------  --------------   --------------
    Total liabilities                              115,053           7,539          11,065            -             133,657
                                           ---------------  --------------  --------------  --------------   --------------

Minority interest                                      -               -               -            23,665           23,665

STOCKHOLDERS' EQUITY

Common stock                                           194             -               -               -                194
Capital in excess of par value                      88,859             -               -               -             88,859
Accumulated earnings                                40,054             -               -               -             40,054
Treasury stock                                     (29,694)            -               -               -            (29,694)
Subsidiary net equity                                  -           212,347          57,634        (269,981)             -
                                           ---------------  --------------  --------------  --------------   --------------
    Total stockholders' equity                      99,413         212,347          57,634        (269,981)          99,413
                                           ---------------  --------------  --------------  --------------   --------------
                                                $  214,466      $  219,886      $   68,699     $  (246,316)      $  256,735
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
                                           ===============  ==============  ==============  ==============   ==============



                      Management's Discussion and Analysis

                           of Financial Condition and

                              Results of Operations

Revenues
--------

For the six months ended June 30, 2000, total revenues increased $8,419,000 (16%) as compared to the same period in 1999. Revenues from lithotripter operations decreased by $3,652,000 (8%) primarily due to an unusually low procedure volume in April and fluctuations in payor mix. Revenues from manufacturing increased $3,231,000 (41%) due to increased sales of MRI trailers as well as expansion into other modalities. Revenues from refractive services were $9,080,000, due to procedures from centers acquired since September 1999, the acquisition of 60% of the Mann Berkeley Caplan Laser Center effective March 1, 2000, the acquisition of 60% of the Caster Eye Center effective March 1, 2000, and the acquisition of 65% of New York Eye Specialists effective April 1, 2000. Revenues from prostatherapy operations declined $211,000 (21%) due to lower procedure volume.

Total revenues for the three months ended June 30, 2000 increased $4,358,000 (15%) as compared to the same period in 1999. Revenues from lithotripter operations decreased by $2,777,000 (12%) and revenues from manufacturing increased $1,104,000 (25%). Revenues from refractive services were $6,145,000, due to the acquisitions discussed above. Revenues from prostatherapy operations declined $95,000 (20%) due to lower procedure volume.

Expenses
--------

For the six months ended June 30, 2000, costs and expenses (excluding depreciation and amortization) increased from 39% to 45% of revenues, primarily due to increases in the manufacturing and refractive operations, both of which have lower operating margins than the lithotripsy operations. Costs of services associated with lithotripsy operations decreased $649,000 (5%) in absolute terms and slightly increased from 26% to 27% of lithotripsy revenues due to the levels of fixed costs relative to a lower revenue base. Cost of services and general and administrative expenses associated with manufacturing increased $2,776,000 (48%) due to increased sales. Cost of services associated with refractive operations were $4,827,000. Cost of services associated with prostatherapy operations decreased $155,000 (19%) due to lower procedure volume. Corporate expenses decreased from 4% to 3% of revenues, decreasing $156,000 (7%) in absolute terms due to lower variable expenses during the first half of 2000. During the second quarter the Company recorded restructuring charges of $350,000 for the relocation of its central business office (CBO) from North Carolina to Texas. The relocation of the CBO is being done in conjunction with the purchase and implementation of a new practice management system.

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

Other Income (Deductions)
-------------------------

For the six months ended June 30, 2000, other deductions increased $1,416,000 (46%) compared to the same period in 1999, primarily due to a one time recognition of income related to a 1999 release of a contractual obligation related to a management incentive compensation program. Also contributing to the increase in expense was $107,000 related to a restructuring of the Company's $100 million revolving credit facility, and a $350,000 increase in interest expense due to higher outstanding debt balances, partially offset by a decrease in other expense as the 1999 balance included a write-off of costs related to a proposed acquisition.

Other deductions for the three months ended June 30, 2000 increased $1,522,000 (189%) compared to the same period in 1999 primarily due to a one time recognition of income related to a 1999 release of a contractual obligation related to a management incentive compensation program.

Minority Interest In Consolidated Income
----------------------------------------

Minority interest in consolidated income for the six months ended June 30, 2000 increased $511,000 compared to the same period in 1999, primarily as a result of the refractive acquisitions and the reengineering of certain lithotripsy partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $15,327,000 for the six months ended June 30, 2000 compared to $15,058,000 for the same period in 1999.

Minority interest in consolidated income for the three months ended June 30, 2000 decreased $501,000 compared to the same period in 1999, which is consistent with the decrease in operating income for those periods. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $7,950,000 for the three months ended June 30, 2000 compared to $8,454,000 for the same period in 1999.

EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes
--------------------------

Provision for income taxes for the six months ended June 30, 2000 decreased $738,000 and for the three months ended June 30, 2000 decreased $647,000 compared to the same periods in 1999 due to a decrease in taxable income. The effective tax rate includes the impact of the Federal tax rate as well as numerous state tax rates for the Company, and the impact of the Federal and state rates for a partially owned consolidated corporation, which is required to file separate tax returns.

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

                                                    PRIME MEDICAL SERVICES, INC.



Date:    November 3, 2000                             By: /s/ Cheryl L. Williams
                                                         ----------------------
                                      Cheryl L. Williams, Senior Vice President
                                                    and Chief Financial Officer