Form 10-Q
period 2000-09-30
PRIME MEDICAL SERVICES INC /TX/
filed 2000-11-13
CIK 895810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2000

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

YES    X    NO
     ----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding at

     Title of Each Class                                 October 31, 2000
     -------------------                                 -------------
 Common Stock, $.01 par value                              15,773,533

                                     PART I

                              FINANCIAL INFORMATION

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                September 30,
($ in thousands, except per share data)              2000           1999           2000           1999
                                                     ----           ----           ----           ----

Revenue:
     Lithotripsy:
         Fee revenues                              $20,678        $21,647        $58,961        $62,720
         Management fees                               931          1,403          2,759          4,165
         Equity income                                 690            756          1,926          1,919
                                                  --------       --------       --------       --------
                                                    22,299         23,806         63,646         68,804
     Manufacturing                                   5,757          5,375         16,861         13,248
     Refractive                                      6,941            987         16,021            987
     Prostatherapy                                     410            406          1,203          1,409
     Other                                              38             58            124            174
                                                  --------       --------       --------       --------
         Total revenue                              35,445         30,632         97,855         84,622
                                                  --------       --------       --------       --------

Cost of services and general and
     administrative expenses:
     Lithotripsy                                     5,713          5,385         16,843         17,225
     Manufacturing                                   4,478          4,242         13,051         10,038
     Refractive                                      4,432            529          9,259            529
     Prostatherapy                                     262            332            935          1,160
     Other                                              40             54            135            173
     Corporate                                       1,232          1,375          3,365          3,603
     Relocation of central billing office              220            -              570            -
                                                  --------       --------       --------       --------
                                                    16,377         11,917         44,158         32,728
Depreciation and amortization                        3,839          2,784         10,192          7,812
                                                  --------       --------       --------       --------
                                                    20,216         14,701         54,350         40,540
                                                  --------       --------       --------       --------

Operating income                                    15,229         15,931         43,505         44,082

Other income (deductions):
     Interest and dividends                            199            466            754          1,204
     Interest expense                               (2,678)        (2,356)        (7,682)        (7,010)
     Loan fees                                          (4)           -             (111)           -
     Release of contractual obligation                 -              -              -            1,140
     Other, net                                         16             61             89           (230)
                                                  --------       --------       --------       --------
                                                    (2,467)        (1,829)        (6,950)        (4,896)
                                                  --------       --------       --------       --------
Income before provision for income
     taxes and minority interests                   12,762         14,102         36,555         39,186

Minority interest in consolidated income             7,828          6,872         20,983         19,516

Provision for income taxes                           1,766          2,891          6,004          7,867
                                                  --------       --------       --------       --------

Net income                                         $ 3,168        $ 4,339        $ 9,568       $ 11,803
                                                  ========       ========       ========       ========

Basic earnings per share:
     Net income                                     $ 0.20         $ 0.26         $ 0.59         $ 0.69
                                                  ========       ========       ========       ========
     Weighted average shares outstanding            15,943         16,818         16,198         17,096
                                                  ========       ========       ========       ========

Diluted earnings per share:
     Net income                                     $ 0.20         $ 0.26         $ 0.59         $ 0.69
                                                  ========       ========       ========       ========
     Weighted average shares outstanding            16,025         17,000         16,311         17,225
                                                  ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                  September 30,     December 31,
($ in thousands)                                       2000             1999
                                                     --------         --------

ASSETS

Current assets:
    Cash and cash equivalents                        $  9,576         $ 20,064
    Investments                                         1,133            4,120
    Accounts receivable, less allowance for doubtful
       accounts of $242 in 2000 and $224 in 1999       26,068           23,273
    Other receivables                                   5,506            3,491
    Deferred income taxes                                 663            1,066
    Prepaid expenses and other current assets           1,561            2,322
    Inventory                                           5,519            3,676
                                                     --------         --------

       Total current assets                            50,026           58,012
                                                     --------         --------

Property and equipment:
    Equipment, furniture and fixtures                  52,904           42,128
    Building and leasehold improvements                 3,470            2,092
                                                     --------         --------

                                                       56,374           44,220

    Less accumulated depreciation and amortization    (31,140)         (25,567)
                                                     --------         --------

       Property and equipment, net                     25,234           18,653
                                                     --------         --------

Other investments                                       9,334           18,963
Goodwill, at cost, net of amortization                177,839          149,088
Other noncurrent assets                                 2,961            2,110
                                                     --------         --------

                                                     $265,394         $246,826
                                                     ========         ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                  September 30,     December 31,
($ in thousands, except share data)                    2000             1999
                                                     --------         --------

LIABILITIES

Current liabilities:
     Current portion of long-term debt                $ 1,728          $ 1,763
     Accounts payable                                   6,824            3,290
     Accrued distributions to minority interests          -              8,332
     Accrued expenses                                   7,282            7,108
                                                     --------         --------

          Total current liabilities                    15,834           20,493

Long-term debt, net of current portion                115,281          103,797
Deferred income taxes                                   9,315            6,400
                                                     --------         --------

          Total liabilities                           140,430          130,690

Minority interest                                      24,355           19,454

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    none outstanding                                      -                -
Common stock, $0.01 par value;
    40,000,000 shares authorized;
    19,524,533 shares issued in 2000
    and 19,367,267 shares issued in 1999                  194              194
Capital in excess of par value                         88,977           87,655
Accumulated earnings                                   43,222           33,654
Treasury stock, at cost; 3,716,700 shares
    in 2000 and 2,875,300 shares in 1999              (31,784)         (24,821)
                                                     --------         --------

          Total stockholders' equity                  100,609           96,682
                                                     --------         --------

                                                     $265,394         $246,826
                                                     ========         ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                 Nine Months Ended September 30,
($ in thousands)                                       2000            1999
                                                     --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Fee and other revenue collected                  $ 92,473         $ 79,882
    Cash paid to employees, suppliers of
        goods and others                              (47,123)         (39,725)
    Purchases of investments                           (1,992)             -
    Proceeds from sales and maturities of
        investments                                     5,091              -
    Interest received                                     641            1,204
    Interest paid                                      (9,753)          (4,801)
    Taxes paid                                         (3,760)          (4,811)
                                                     --------         --------

         Net cash provided by operating
             activities                                35,577           31,749
                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of operating entities                    (18,344)         (21,293)
    Purchases of equipment and leasehold
       improvements                                    (8,352)          (4,787)
    Distributions from investments                      2,909            2,062
    Other                                                 168              564
                                                     --------         --------

          Net cash used in investing activities       (23,619)         (23,454)
                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on notes payable                        11,103            3,673
    Payments on notes payable, exclusive
        of interest                                    (1,300)          (1,078)
    Distributions to minority interest                (25,780)         (25,685)
    Contributions by  minority interest,
        net of buyouts                                    329            2,138
    Purchases of treasury stock                        (6,963)          (6,567)
    Exercise of stock options, and sales
        and purchases of put options                      165               79
                                                     --------         --------

         Net cash used in financing activities        (22,446)         (27,440)
                                                     --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (10,488)         (19,145)

Cash and cash equivalents, beginning of period         20,064           40,146
                                                     --------         --------

Cash and cash equivalents, end of period             $  9,576         $ 21,001
                                                     ========         ========

          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)



                                                 Nine Months Ended September 30,
($ in thousands)                                       2000             1999
                                                     --------         --------

Reconciliation of net income to cash
    provided by operating activities:
    Net income                                        $ 9,568         $ 11,803
    Adjustments to reconcile net income
        to cash provided by operating activities:
      Minority interest in consolidated income         20,983           19,516
      Depreciation and amortization                    10,192            7,812
      Provision for deferred income taxes               2,881            2,950
      Equity in earnings of affiliates                 (1,805)          (2,032)
      Other                                              (176)          (1,001)

Changes in operating assets and liabilities,
  net of effect of purchase transactions:
   Investments                                          2,987             -
   Accounts receivable                                 (2,586)          (2,529)
   Other receivables                                   (2,427)            (514)
   Other assets                                        (1,755)            (630)
   Accounts payable                                     2,105           (3,358)
   Accrued expenses                                    (4,390)            (268)
                                                     --------         --------

 Total adjustments                                     26,009           19,946
                                                     --------         --------

Net cash provided by operating activities            $ 35,577         $ 31,749
                                                     ========         ========


          See accompanying notes to consolidated financial statements.

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2000

                                   (Unaudited)

1.   General
--   -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2000 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in June 1998. SFAS No. 133 establishes reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as assets or liabilities measured at fair value and is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair market value, variable cash flow, or foreign currency of a recognized asset or liability or certain other transactions and firm commitments. The effects of the adoption of SFAS No. 133 will not be material to the Company's financial position or results of operations.

2.   Earnings per share
--   ------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

                                              Basic                    Diluted
                                             earnings                 earnings
($ in thousands, except per share data)     per share                 per share
                                            ---------                 ---------

Nine Months Ended September 30, 2000
------------------------------------

Net income                                    $9,568                     $9,568
                                              ======                     ======

Weighted average shares outstanding           16,198                     16,198
Effect of dilutive securities                    -                          113
                                              ------                     ------
     Shares for EPS calculation               16,198                     16,311
                                              ======                     ======

Net income per share                           $0.59                      $0.59
                                               =====                      =====

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2000 (continued)

                                   (Unaudited)

2.   Earnings per share (continued)
--   ------------------------------
                                             Basic                    Diluted
                                            earnings                  earnings
($ in thousands, except per share data)    per share                 per share
                                           ---------                 ---------

Nine Months Ended September 30, 1999
------------------------------------

Net income                                  $11,803                    $11,803
                                            =======                    =======

Weighted average shares outstanding          17,096                     17,096
Effect of dilutive securities                   -                          129
                                            -------                    -------
     Shares for EPS calculation              17,096                     17,225
                                            =======                    =======

Net income per share                          $0.69                      $0.69
                                            =======                    =======

Three Months Ended September 30, 2000
-------------------------------------

Net income                                   $3,168                     $3,168
                                             ======                     ======

Weighted average shares outstanding          15,943                     15,943
Effect of dilutive securities                   -                           82
                                            -------                    -------
     Shares for EPS calculation              15,943                     16,025
                                            =======                    =======

Net income per share                          $0.20                      $0.20
                                            =======                    =======

Three Months Ended September 30, 1999
-------------------------------------

Net income                                   $4,339                     $4,339
                                            =======                    =======

Weighted average shares outstanding          16,818                     16,818
Effect of dilutive securities                   -                          182
                                            -------                    -------
     Shares for EPS calculation              16,818                     17,000
                                            =======                    =======

Net income per share                          $0.26                      $0.26
                                            =======                    =======


Unexercised stock options and warrants to purchase 1,437,000 and 1,107,500 shares of the Company's common stock as of September 30, 2000 and 1999 were not included in the computation of diluted EPS because the effect would be antidilutive.

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2000 (continued)

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


($ in thousands)                       Lithotripsy        Manufacturing        Refractive        Other
                                       -----------        -------------        ----------        -----

Nine Months Ended September 30, 2000
------------------------------------

Revenue from

external customers                        $63,646             $16,861            $16,021       $1,327

Intersegment revenues                        -                    293                -            -

Segment profit                             21,180               2,692              1,653           86


Nine Months Ended September 30, 1999
------------------------------------


Revenue from

external customers                        $68,804             $13,248              987        $1,583

Intersegment revenues                         -                   286               -            -

Segment profit (loss)                      26,005               2,357              244            59

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2000 (continued)

                                   (Unaudited)

3.   Segment Reporting (continued)
--   -----------------------------

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

                                                Nine Months ended September 30,
($ in thousands)                                 2000                    1999
                                                 ----                    ----

Total segment profit                           $25,611                 $28,665

Unallocated corporate expenses:

    General and administrative                  (3,365)                 (3,882)

    Net interest expense                        (5,896)                 (5,772)

    Loan fees                                     (111)                    -

    Relocation charges                            (570)                    -

    Release of contractual obligation              -                     1,140

    Other, net                                     (97)                   (481)
                                               --------               --------

Total unallocated corporate expenses           (10,039)                 (8,995)
                                               --------               --------

Income before income taxes                     $15,572                 $19,670
                                               ========               ========

($ in thousands)                       Lithotripsy        Manufacturing        Refractive        Other
                                       -----------        -------------        ----------        -----

Three Months Ended September 30, 2000
-------------------------------------

Revenue from
external customers                        $22,299              $5,757             $6,941         $448

Intersegment revenues                        -                     67                -            -

Segment profit                              7,265                 966                540           53


Three Months Ended September 30, 1999
-------------------------------------

Revenue from
external customers                        $23,806              $5,375               987          $464

Intersegment revenues                         -                   138                -            -

Segment profit (loss)                       9,359                 990               244            73

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2000 (continued)

                                   (Unaudited)

3.   Segment Reporting (continued)
--   -----------------------------

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

                                              Three Months ended September 30,
($ in thousands)                                2000                    1999
                                                ----                    ----

Total segment profit                           $8,824                 $10,666

Unallocated corporate expenses:

    General and administrative                 (1,232)                 (1,593)

    Net interest expense                       (2,394)                 (1,846)

    Loan fees                                      (4)                    -

    Relocation charges                           (220)                    -

    Release of contractual obligation             -                       -

Other, net                                        (40)                      3
                                              --------                --------

Total unallocated corporate expenses           (3,890)                 (3,436)
                                              --------                --------

Income before income taxes                      $4,934                  $7,230
                                              ========                ========

4.   Acquisitions
--   ------------

Effective March 1, 2000, the Company purchased a 60% interest in the Mann Berkeley Caplan Laser Center of Austin, Texas, a refractive vision correction center. The Company paid approximately $3,765,000 in cash and issued warrants to purchase 27,000 shares of common stock, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 28,000 shares of common stock to a third party. Total goodwill recognized of $3,773,000 is being amortized over twenty-five years.

Effective March 1, 2000, the Company purchased a 60% interest in the Caster Eye Center, a refractive vision correction center. The Company paid approximately $5,828,000 in cash, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 44,000 shares of common stock to a third party. Total goodwill recognized of $5,894,000 is being amortized over twenty years.

Effective April 1, 2000, the Company purchased a 65% interest in New York Eye Specialists, a refractive vision correction center. The Company paid approximately $8,872,000 in cash, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 67,000 shares of common stock to a third party. Total goodwill recognized of $8,705,000 is being amortized over twenty years.

                          PRIME MEDICAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2000 (continued)

                                   (Unaudited)


Effective July 1, 2000, the Company amended certain agreements related to its 60% interest in Barnet Dulaney Eye Center. As a result of these amendments, the Company's investment in the Barnet Dulaney Eye Center has been consolidated in the accompanying financial statements as of July 1, 2000. Prior to June 30, 2000 this investment was accounted for on the equity method. Total goodwill of $9,000,000 is being amortized over twenty-five years.

Effective September 1, 2000, the Company purchased a 65% interest in Vision Correction Centers of Kansas City, a refractive vision correction center. The Company paid approximately $4,530,000 in cash for the center in October 2000, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 33,750 shares of common stock to a third party. Total goodwill recognized of $4,489,000 is being amortized over twenty years.

The proforma effects of these acquisitions on an aggregated basis are not material.

5.   Condensed Financial Information Regarding Guarantor Subsidiaries
--   ----------------------------------------------------------------

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries for September 30, 2000 and 1999 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of the Company who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                      Nine Months Ended September 30, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                  $    -          $ 12,234       $  46,727       $     -          $  58,961
    Management fees                                    -             1,571           1,188             -              2,759
    Equity income                                   20,863          14,231             387         (33,555)           1,926
                                           ---------------  --------------  --------------  --------------   --------------
                                                    20,863          28,036          48,302         (33,555)          63,646
  Manufacturing                                        -               -            16,861             -             16,861
  Refractive                                         1,448           3,546          15,203          (4,176)          16,021
  Prostatherapy                                        -               -             1,203             -              1,203
  Other                                                -               124             -               -                124
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                   22,311          31,706          81,569         (37,731)          97,855
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
  administrative expenses:
    Lithotripsy                                        -               419          16,424             -             16,843
    Manufacturing                                      -               -            13,051             -             13,051
    Refractive                                         -                83           9,176             -              9,259
    Prostatherapy                                      -              (216)          1,151             -                935
    Other                                              -               135             -               -                135
    Corporate                                           55           3,310             -               -              3,365
    Relocation of central billing office               -               570             -               -                570
                                           ---------------  --------------  --------------  --------------   --------------
                                                        55           4,301          39,802             -             44,158
Depreciation and amortization                          -             5,251           4,941             -             10,192
                                           ---------------  --------------  --------------  --------------   --------------
                                                        55           9,552          44,743             -             54,350
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                    22,256          22,154          36,826         (37,731)          43,505
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                               189             230             335             -                754
  Interest expense                                  (7,121)             (6)           (555)            -             (7,682)
  Loan fees                                           (111)            -               -               -               (111)
  Other, net                                            84             (60)             65             -                 89
                                           ---------------  --------------  --------------  --------------   --------------
    Total other income (deductions)                 (6,959)            164            (155)            -             (6,950)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
  taxes and minority interest                       15,297          22,318          36,671         (37,731)          36,555

Minority interest in consolidated income               -               -               -            20,983           20,983

Provision for income taxes                           5,729               7             268             -              6,004
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                        $  9,568        $ 22,311       $  36,403       $ (58,714)       $   9,568
                                           ===============  ==============  ==============  ==============   ==============

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                        Nine Months Ended September 30, 1999
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                  $    -          $ 16,060       $  46,660       $     -          $  62,720
    Management fees                                    -             2,552           1,613             -              4,165
    Equity income                                   26,289          14,538             -           (38,908)           1,919
                                           ---------------  --------------  --------------  --------------   --------------
                                                    26,289          33,150          48,273         (38,908)          68,804
  Manufacturing                                        -               -            13,248             -             13,248
  Refractive                                           152             114             873            (152)             987
  Prostatherapy                                        -               -             1,409             -              1,409
  Other                                                -               174             -               -                174
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                   26,441          33,438          63,803         (39,060)          84,622
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
  administrative expenses:
    Lithotripsy                                        -             1,388          15,837             -             17,225
    Manufacturing                                      -               -            10,038             -             10,038
    Refractive                                         -               -               529             -                529
    Prostatherapy                                      -               -             1,160             -              1,160
    Cardiac                                            -               173             -               -                173
    Corporate                                          210           3,393             -               -              3,603
                                           ---------------   -------------  --------------  --------------   --------------
                                                       210           4,954          27,564             -             32,728
Depreciation and amortization                            5           3,825           3,982             -              7,812
                                           ---------------  --------------  --------------  --------------   --------------
                                                       215           8,779          31,546             -             40,540
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                    26,226          24,659          32,257         (39,060)          44,082
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                               599             449             156            -              1,204
  Interest expense                                  (6,838)             27            (199)           -             (7,010)
  Release of contractual obligation                    -             1,140             -              -              1,140
  Other, net                                          (694)            439              25            -               (230)
                                           ---------------  --------------  --------------  --------------   --------------
    Total other income (deductions)                 (6,933)          2,055             (18)           -             (4,896)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
  taxes and minority interest                       19,293          26,714          32,239         (39,060)         39,186

Minority interest in consolidated income               -               -               -            19,516          19,516

Provision for income taxes                           7,490             273             104            -              7,867
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                        $ 11,803        $ 26,441       $  32,135       $ (58,576)        $11,803
                                           ===============  ==============  ==============  ==============   ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                      Three Months Ended September 30, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                 $     -        $    4,060       $  16,618             -             20,678
    Management fees                                    -               552             379             -                931
    Equity income                                    7,085           5,384             154         (11,933)             690
                                           ---------------  --------------  --------------  --------------   --------------
                                                     7,085           9,996          17,151         (11,933)          22,299
  Manufacturing                                        -               -             5,757             -              5,757
  Refractive                                           481           2,028           6,901          (2,469)           6,941
  Prostatherapy                                        -               -               410             -                410
  Other                                                -                38             -               -                 38
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                    7,566          12,062          30,219         (14,402)          35,445
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
 administrative expenses:
  Lithotripsy                                          -               237           5,476             -              5,713
  Manufacturing                                        -               -             4,478             -              4,478
  Refractive                                           -                66           4,366             -              4,432
  Prostatherapy                                        -               (72)            334             -                262
  Other                                                -                40             -               -                 40
  Corporate                                             31           1,201             -               -              1,232
  Relocation of central billing office                 -               220             -               -                220
                                           ---------------  --------------  --------------  --------------   --------------
                                                        31           1,692          14,654             -             16,377
Depreciation and amortization                          -             2,053           1,786             -              3,839
                                           ---------------  --------------  --------------  --------------   --------------
                                                        31           3,745          16,440             -             20,216
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                     7,535           8,317          13,779         (14,402)          15,229
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                                12              68             119             -                199
  Interest expense                                  (2,470)           (819)            611             -             (2,678)
  Loan fees                                             (4)            -               -               -                 (4)
  Other, net                                            31              (2)            (13)            -                 16
                                           ---------------  --------------  --------------  --------------   --------------
   Total other income (deductions)                  (2,431)           (753)            717             -             (2,467)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
 taxes and minority interest                         5,104           7,564          14,496         (14,402)          12,762

Minority interest in consolidated income               -               -               -             7,828            7,828

Provision for income taxes                           1,936              (2)           (168)            -              1,766
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                       $   3,168       $   7,566       $  14,664       $ (22,230)       $   3,168
                                           ===============  ==============  ==============  ==============   ==============


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                      Three Months Ended September 30, 1999
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

Revenue:
  Lithotripsy:
    Fee revenues                                  $    -          $  6,161       $  15,486       $     -          $  21,647
    Management fees                                    -               827             576             -              1,403
    Equity income                                    9,002           4,818             -           (13,064)             756
                                           ---------------  --------------  --------------  --------------   --------------
                                                     9,002          11,806          16,062         (13,064)          23,806
  Manufacturing                                        -               -             5,375             -              5,375
  Refractive                                           152             114             873            (152)             987
  Prostatherapy                                        -               -               406             -                406
  Other                                                -                58             -               -                 58
                                           ---------------  --------------  --------------  --------------   --------------
    Total revenue                                    9,154          11,978          22,716         (13,216)          30,632
                                           ---------------  --------------  --------------  --------------   --------------

Cost of services and general and
  administrative expenses:
    Lithotripsy                                        -               253           5,132             -              5,385
    Manufacturing                                      -               -             4,242             -              4,242
    Refractive                                         -               -               529             -                529
    Prostatherapy                                      -               -               332             -                332
    Cardiac                                            -                54             -               -                 54
    Corporate                                           64           1,311             -               -              1,375
                                           ---------------   -------------  --------------  --------------   --------------
                                                        64           1,618          10,235             -             11,917
Depreciation and amortization                            2           1,389           1,393             -              2,784
                                           ---------------  --------------  --------------  --------------   --------------
                                                        66           3,007          11,628             -             14,701
                                           ---------------  --------------  --------------  --------------   --------------

Operating income                                     9,088           8,971          11,088         (13,216)          15,931
                                           ---------------  --------------  --------------  --------------   --------------

Other income (deductions):
  Interest and dividends                               247             169              50            -                466
  Interest expense                                  (2,284)             27             (99)           -             (2,356)
  Other, net                                            33              22               6            -                 61
                                           ---------------  --------------  --------------  --------------   --------------
    Total other income (deductions)                 (2,004)            218             (43)           -             (1,829)
                                           ---------------  --------------  --------------  --------------   --------------

Income before provision for income
  taxes and minority interest                        7,084           9,189          11,045         (13,216)          14,102

Minority interest in consolidated income               -               -               -             6,872            6,872

Provision for income taxes                           2,745              35             111             -              2,891
                                           ---------------  --------------  --------------  --------------   --------------

Net income                                        $  4,339        $  9,154       $  10,934       $ (20,088)        $  4,339
                                           ===============  ==============  ==============  ==============   ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                               September 30, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

ASSETS

Current assets:
  Cash                                           $     112      $    4,558       $   4,906       $     -          $   9,576
  Investments                                        1,133             -               -               -              1,133
  Accounts receivable, net                             -             3,043          23,025             -             26,068
  Other receivables                                    291           2,498           2,717             -              5,506
  Deferred income taxes                                 60             603             -               -                663
  Prepaid expenses and other current                    48             395           1,118             -              1,561
  Inventory                                            -               -             5,519             -              5,519
                                           ---------------  --------------  --------------  --------------   --------------
    Total current assets                             1,644          11,097          37,285             -             50,026
                                           ---------------  --------------  --------------  --------------   --------------

Property and equipment:
  Equipment, furniture and fixtures                    -             5,482          47,422             -             52,904
  Building and leasehold improvements                  -               533           2,937             -              3,470
                                           ---------------  --------------  --------------  --------------   --------------
                                                       -             6,015          50,359             -             56,374
 Less accumulated depreciation
   and amortization                                    -            (4,065)        (27,075)            -            (31,140)
                                           ---------------  --------------  --------------  --------------   --------------
  Property and equipment, net                          -             1,950          23,284             -             25,234
                                           ---------------  --------------  --------------  --------------   --------------

Investment in subsidiaries
  and other investments                            212,744          32,910             -          (236,320)           9,334
Goodwill, at cost, net of amortization                 -           177,839             -               -            177,839
Other noncurrent assets                                363           1,409           1,189             -              2,961
                                           ---------------  --------------  --------------  --------------   --------------
                                                $  214,751      $  225,205      $   61,758      $ (236,320)      $  265,394
                                           ===============  ==============  ==============  ==============   ==============

LIABILITIES

Current liabilities:
  Current portion of long-term debt             $      -         $     -         $   1,728     $      -          $    1,728
  Accounts payable                                     -             2,147           4,677            -               6,824
  Accrued expenses                                   2,759           3,220           1,303            -               7,282
                                           ---------------  --------------  --------------  --------------   --------------
    Total current liabilities                        2,759           5,367           7,708            -              15,834

Long-term debt, net of current portion             109,000             162           6,119            -             115,281
Deferred income taxes                                2,383           6,932             -              -               9,315
                                           ---------------  --------------  --------------  --------------   --------------
    Total liabilities                              114,142          12,461          13,827            -             140,430
                                           ---------------  --------------  --------------  --------------   --------------

Minority interest                                      -               -               -            24,355           24,355

STOCKHOLDERS' EQUITY

Common stock                                           194             -               -               -                194
Capital in excess of par value                      88,977             -               -               -             88,977
Accumulated earnings                                43,222             -               -               -             43,222
Treasury stock                                     (31,784)            -               -               -            (31,784)
Subsidiary net equity                                  -           212,744          47,931        (260,675)             -
                                           ---------------  --------------  --------------  --------------   --------------
    Total stockholders' equity                     100,609         212,744          47,931        (260,675)         100,609
                                           ---------------  --------------  --------------  --------------   --------------
                                                $  214,751      $  225,205      $   61,758     $  (236,320)      $  265,394
                                           ===============  ==============  ==============  ==============   ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                        Nine Months Ended September 30, 2000
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in)
    operating activities                         $ (10,047)       $ 10,727       $  34,897         $   -          $  35,577
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of operating entities                       -           (18,344)            -               -            (18,344)
  Purchases of equipment and leasehold
    improvements                                       -              (940)         (7,412)            -             (8,352)
  Distributions from subsidiaries                   14,914          13,270             -           (28,184)             -
  Investments in subsidiaries                       (9,000)            -               -             9,000              -
  Distributions from investments                       -             2,909             -               -              2,909
  Other                                                -               168             -               -                168
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    investing activities                             5,914          (2,937)         (7,412)        (19,184)         (23,619)
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                        9,000             -             2,103             -             11,103
  Payments on notes payable exclusive of
    interest                                           -               -            (1,300)            -             (1,300)
  Contributions by minority interest,
    net of buyouts                                     -               -               329             -                329
  Distributions to minority interest                   -               -               -           (25,780)         (25,780)
  Purchases of treasury stock                       (6,963)            -               -               -             (6,963)
  Exercise of stock options, and sales and
    purchases of put options                           165             -               -               -                165
  Contributions by parent                              -             9,000             -            (9,000)             -
  Distributions to equity owners                       -           (14,914)        (39,050)         53,964              -
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    financing activities                             2,202          (5,914)        (37,918)         19,184          (22,446)
                                           ---------------  --------------  --------------  --------------   --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (1,931)          1,876         (10,433)           -             (10,488)

Cash and cash equivalents, beginning
  of period                                          2,043           2,682          15,339            -              20,064
                                           ---------------  --------------  --------------  --------------   --------------

Cash and cash equivalents, end of period         $     112       $   4,558       $   4,906       $    -           $   9,576
                                           ===============  ==============  ==============  ==============   ==============



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                        Nine Months Ended September 30, 1999
                                   (Unaudited)



                                            Prime Medical     Guarantor     Non-Guarantor    Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries    Subsidiaries       Entries           Total
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in)
    operating activities                        $  (20,170)       $ 10,447       $  41,472        $    -          $  31,749
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of operating entities                      -           (11,217)        (10,076)            -            (21,293)
  Purchases of equipment and leasehold
    improvements                                       -              (699)         (4,088)            -             (4,787)
  Distributions from subsidiaries                   16,856          15,495             -           (32,351)             -
  Distributions from investments                       -             2,062             -               -              2,062
  Other                                                -               192             372             -                564
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    investing activities                            16,856           5,833         (13,792)        (32,351)          (23,454)
                                           ---------------  --------------  --------------  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                          -               -             3,673             -              3,673
  Payments on notes payable exclusive of
    interest                                           -               -            (1,078)            -             (1,078)
  Contributions by minority interest,
    net of buyouts                                     -               -             2,138             -              2,138
  Distributions to minority interest                   -               -               -           (25,685)         (25,685)
  Purchases of treasury stock                       (6,567)            -               -               -             (6,567)
  Other                                                 79             -               -               -                 79
  Distributions to equity owners                       -           (16,856)        (41,180)         58,036              -
                                           ---------------  --------------  --------------  --------------   --------------

  Net cash provided by (used in)
    financing activities                            (6,488)        (16,856)        (36,447)         32,351          (27,440)
                                           ---------------  --------------  --------------  --------------   --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (9,802)           (576)         (8,767)            -            (19,145)

Cash and cash equivalents, beginning
  of period                                         15,798           7,585          16,763             -             40,146
                                           ---------------  --------------  --------------  --------------   --------------

Cash and cash equivalents, end of period         $   5,996       $   7,009      $    7,996       $     -          $  21,001
                                           ===============  ==============  ==============  ==============   ==============



                      Management's Discussion and Analysis

                           of Financial Condition and

                              Results of Operations


Revenues

For the nine months ended September 30, 2000, total revenues increased $13,233,000 (16%) as compared to the same period in 1999. Revenues from lithotripter operations decreased by $5,158,000 (7%) primarily due to lower procedure volume and fluctuations in payormix. Revenues from manufacturing increased $3,613,000 (27%) due to increased sales of MRI trailers as well as expansion into other modalities. Revenues from refractive services were $16,021,000, due to procedures from four centers acquired in 2000. Revenues from prostatherapy operations declined $206,000 (15%) due to lower procedure volume.

Total revenues for the three months ended September 30, 2000 increased $4,813,000 (16%) as compared to the same period in 1999. Revenues from lithotripter operations decreased by $1,507,000 (6%) and revenues from manufacturing increased $382,000 (7%). Revenues from refractive services were $6,941,000, due to the acquisitions discussed above. Revenues from prostatherapy operations declined $4,000 (1%) due to lower procedure volume.

Expenses

For the nine months ended September 30, 2000, costs and expenses (excluding depreciation and amortization) increased from 39% to 45% of revenues, primarily due to increases in the manufacturing and refractive operations, both of which have lower operating margins than the lithotripsy operations. Costs of services associated with lithotripsy operations decreased $382,000 (2%) in absolute terms and slightly increased from 25% to 26% of lithotripsy revenues due to the levels of fixed costs relative to a lower revenue base. Cost of services and general and administrative expenses associated with manufacturing increased $3,013,000 (30%) due to increased sales. Cost of services associated with refractive operations were $9,259,000. Cost of services associated with prostatherapy operations decreased $225,000 (19%) due to lower procedure volume. Corporate expenses decreased from 4% to 3% of revenues,decreasing $238,000 (7%) in absolute terms due to lower variable expenses during 2000. During the second and third quarter the Company recorded nonrecurring charges totaling $570,000 for the relocation of its central business office (CBO) from North Carolina to Texas. The relocation of the CBO is being done in conjunction with the purchase and implementation of a new practice management system.

Costs and expenses (excluding depreciation and amortization) for the three months ended September 30, 2000 increased from 39% to 46% of revenues, primarily due to increases in the manufacturing and refractive operations, both of which have lower operating margins than the lithotripsy operations. Costs of services associated with lithotripsy operations increased $328,000 (6%) and increased from 23% to 26% of lithotripsy revenues. Cost of services and general and administrative expenses associated with manufacturing increased $236,000 (6%) consistent with the increase in sales. Cost of services associated with refractive operations were $4,432,000. Cost of services associated with prostatherapy operations decreased $70,000 (21%) due to lower variable costs. Corporate expenses decreased from 4% to 3% of revenues, decreasing $143,000 (10%) in absolute terms due to lower variable expenses in 2000.

Other Income (Deductions)

For the nine months ended September 30, 2000, other deductions increased $2,054,000 (42%) compared to the same period in 1999, primarily due to a one time recognition of income related to a 1999 release of a contractual obligation related to a management incentive compensation program. Also contributing to the increase in expense was $111,000 related to a restructuring of the Company's $100 million revolving credit facility, and a $672,000 increase in interest expense due to higher outstanding debt balances, partially offset by a decrease in other expense as the 1999 balance included a write-off of costs related to a proposed acquisition.

Other deductions for the three months ended September 30, 2000 increased $638,000 (35%) compared to the same period in 1999 primarily due to an increase in interest expense and a decrease in interest income.

Minority Interest In Consolidated Income

Minority  interest in  consolidated  income for the nine months ended  September
30, 2000 increased $1,467,000 compared to the same period in 1999, primarily as a result of the refractive acquisitions and the reengineering of certain lithotripsy partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $24,041,000 for the nine months ended September 30, 2000 compared to $21,718,000 for the same period in 1999.

Minority interest in consolidated income for the three months ended September 30, 2000 increased $956,000 compared to the same period in 1999, primarily as a result of the refractive acquisitions and the reengineering of certain lithotripsy partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $8,714,000 for the three months ended September 30, 2000 compared to $8,238,000 for the same period in 1999.

EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes

Provision  for  income  taxes  for the  nine  months  ended  September  30, 2000 decreased $1,863,000 and for the three months ended September 30, 2000 decreased $1,125,000 compared to the same periods in 1999 due to a decrease in taxable income. The effective tax rate includes the impact of the Federal tax rate as well as numerous state tax rates for the Company, and the impact of the Federal and state rates for a partially owned consolidated corporation, which is required to file separate tax returns.

Liquidity and Capital Resources

Cash was $9,576,000 and $20,064,000 at September 30, 2000 and December 31, 1999,
respectively. Cash provided by operations for the nine months ended September 30, 2000 was $35,577,000 compared to cash provided by operations for the nine months ended September 30, 1999 of $31,749,000. The increase was attributable to increased operations as well as proceeds received from sales and maturities of investments of $5,091,000.

Cash used in investing activities for the nine months ended September 30, 2000 was $23,619,000 compared to cash used in investing activities for the nine months ended September 30, 1999 of $23,454,000. The increase was attributable to an increase in the purchase of equipment. Cash used in financing activities for the nine months ended September 30, 2000 was $22,446,000 compared to cash used for financing activities for the nine months ended September 30, 1999 of $27,440,000. The decrease in cash used was due to additional borrowings, primarily $9,000,000 on the Company's senior credit facility. Additionally, contributions provided by minority interest decreased and cash used to purchase treasury stock increased.

The Company's existing senior credit facility is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million $9 and $14.5 million of which was drawn at September 30, 2000 and October 31, 2000.

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

The Company intends to increase the number of its lithotripsy operations primarily through acquisitions and the number of its refractive operations through both acquisitions and development. The Company intends to fund future acquisitions and developments using borrowings under its senior credit facility and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions where appropriate.

During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. In February 2000 the Company announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 3,751,000 shares of stock for a total of $32,032,000 as of October 31, 2000.

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

                                                    PRIME MEDICAL SERVICES, INC.



Date:    November 13, 2000                           By: /s/ Cheryl L. Williams
                                                         ----------------------
                                      Cheryl L. Williams, Senior Vice President
                                                    and Chief Financial Officer