Form 10-K
period 2000-12-31
PRIME MEDICAL SERVICES INC /TX/
filed 2001-03-30
CIK 895810

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000

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

             Aggregate Market Value at March 15, 2001: $101,157,771

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                Number of Shares Outstanding at

        Title of Each Class                              March 15, 2001
        -------------------                              --------------
    Common Stock, $.01 par value                           15,562,734

                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the Registrant's definitive proxy material for the 2001 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

                          PRIME MEDICAL SERVICES, INC.,

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     PART I

ITEM 1.  BUSINESS
------   --------

Prime Medical Services, Inc., a Delaware corporation ("Prime" or the "Company"), is the largest provider of lithotripsy services in the United States. Lithotripsy is a non-invasive procedure for the treatment of kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. The Company has 67 lithotripters of which 60 are mobile and seven are fixed site. The Company's lithotripters performed approximately 36,000 procedures in the United States in 2000 through a network of approximately 450 hospitals and surgery centers in 34 states.

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

From 1992 through 2000, the Company completed 13 acquisitions involving 58 lithotripters. Since 1992, the Company has divested its original non-lithotripsy businesses.

During 1997 the Company acquired a 75% interest in a manufacturing company which provides manufacturing services, and installation, refurbishment and repair of major medical equipment for mobile medical services providers. The primary intention of this acquisition was to provide vertical integration with the lithotripsy business. However, the non-lithotripsy business of the manufacturing segment has continued to increase. In addition to manufacturing services for lithotripsy trailers, the manufacturing segment also provides manufacturing services for magnetic resonance imaging ("MRI") trailers, cardiac catheterization lab trailers and postitron emission tomography ("PET") trailers.

During 1999 and 2000, the Company completed six acquisitions totaling eleven refractive centers in the rapidly growing field of refractive vision correction
(RVC). These six acquisitions now operate fifteen laser vision correction facilities, which performed approximately 33,000 procedures on an annualized basis during 2000. These facilities provide laser vision correction of common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company also opened its first internally developed center in 2000.

There are currently two procedures that use the excimer laser ("laser") to correct vision disorders: Laser in-situ Keratomileusis ("LASIK") and Photorefractive Keratectomy ("PRK"). LASIK is an outpatient procedure that accounts for nearly 90% of laser procedures done today. In LASIK, an ophthalmic surgeon uses a special knife called a microkeratome to peal back the top layers of the cornea and ablates the underlying corneal tissue with the laser before replacing the corneal layer. LASIK has three key advantages over PRK where the laser is used without creating the corneal flap: less pain, shorter recovery time, and fewer visual side effects.

The Company has three reportable segments: lithotripsy, manufacturing and RVC. Other operating segments, which do not meet the qualitative thresholds for reportable segments, include prostatherapy services. See Note N to the consolidated financial statements for segment disclosures.

Lithotripsy Segment Overview
----------------------------

Kidney stones develop from crystals made up primarily of calcium which separate from urine and build up on the inner surfaces of the kidney. The exact cause of kidney stone formation is unclear, and there is no known preventive cure in the vast majority of cases. Approximately 25% of all kidney stones do not pass spontaneously and therefore require medical or surgical treatment. Kidney stone treatments used by urologists include lithotripsy, drug therapy, endoscopic extraction or open surgery. While the nature and location of a kidney stone impacts the choice of treatment, the Company believes the majority of all kidney stones that require treatment are treated with lithotripsy because it is non-invasive, typically requires no general anesthesia, and rarely requires hospital stays. After fragmentation by lithotripsy, the resulting kidney stone fragments pass out of the body naturally. Recovery from the procedure is usually a matter of hours.

Kidney stone disease is most prevalent in the southern United States. Men are afflicted with kidney stones more than twice as frequently as women, with the highest incidence occurring in men 45 to 64 years of age. During 2000 the Company received approximately 64% of its revenues from the lithotripsy segment.

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

Extracorporeal Shock Wave Lithotripsy

General. The lithotripter has dramatically changed the course of kidney stone disease treatment since lithotripsy is normally performed on an outpatient basis, often without general anesthesia. Recovery times are generally only a few hours, and most patients can return to work the next day. There are two basic types of lithotripsy treatment currently available: electromagnetic and spark-gap. A decision regarding which type is used in any instance may depend on several factors, among which are the treating physician's preferences, treatment times, stone location and anesthesia considerations. The Company has 55 electromagnetic machines and 12 spark-gap machines.

Electromagnetic Technology. These lithotripters utilize an electromagnetic shock wave component that eliminates the need for disposable electrodes. The use of lithotripters employing electromagnetic technology allows for more precise focusing of shock wave energy and more predictable energy delivery than other lithotripsy technologies, which eliminates the need for anesthesia in most cases. Utilization of systems employing electromagnetic technology usually results in fragmentation of the kidney stone in between 60 and 90 minutes.

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

Manufacturing Segment Overview
------------------------------

In September 1997, the Company, through its acquisition of a 75% interest in AK Associates, L.L.C. ("AK"), began providing manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical services providers. The Company paid $4.8 million for this interest, plus an earn-out of $1.1 million, which was paid in February 1999. Certain members of AK management own the remaining 25% of AK. During 1998 AK became certified by General Electric Company ("GE") to provide trailers for MRI equipment, and during 1999 AK became certified by two additional companies to provide trailers for their equipment. These certifications have resulted in increased revenues in the manufacturing segment. Currently, AK manufactures MRI, cardiac catheterization lab and PET trailers. The sales prices for these trailers range from $270,000 to $360,000. AK either has a sales contract prior to beginning the manufacturing process or enters into a sales contract prior to completion of the trailer. AK is certified to manufacture trailers for GE, Siemens, Philips and Marconi. In addition, AK repairs, refurbishes and upgrades existing trailers. Although repair and upgrade work was less than 5% of total sales in 2000, this opportunity will continue to grow as more and more units are placed into service. The Company received approximately 17 % of its revenues from the manufacturing segment in 2000.

RVC Segment Overview
--------------------

During 1999, the Company entered into the RVC field through two acquisitions. Effective September 1, 1999, the Company acquired a 60% interest in three refractive surgery centers, owned and operated by Barnet Dulaney Eye Center in Phoenix and Tucson, Arizona for approximately $8.8 million in cash, a warrant to purchase 29,000 shares of the Company's common stock and a contingent earn-out obligation totaling $1 million which was paid in 2000. Also effective September 1, 1999, the Company acquired, through a majority owned subsidiary, 60% of the outstanding stock of Horizon Vision Centers, Inc. ("Horizon") for approximately $10.9 million in cash, which operated four refractive surgery centers in the San Francisco and Oakland bay area. During 2000, Horizon opened three additional refractive centers.

Effective March 1, 2000, the Company purchased a 60% interest in a refractive surgery center owned and operated by the Mann Berkeley Caplan Laser Center of Austin, Texas. The Company paid approximately $3.8 million in cash and issued warrants to purchase 27,000 shares of the Company's common stock. Additionally in conjunction with this transaction, the Company issued warrants to purchase 28,000 shares of common stock to a third party.

Also effective March 1, 2000, the Company purchased a 60% interest in a refractive surgery center in Los Angeles owned and operated by the Caster Eye Center. The Company paid approximately $5.8 million in cash. Additionally in conjunction with this transaction, the Company issued warrants to purchase 44,000 shares of the Company's common stock to a third party.

Effective April 1, 2000, the Company purchased a 65% interest in a refractive surgery center in New York City owned and operated by New York Eye Specialists. The Company paid approximately $8.9 million in cash. Additionally in conjunction with this transaction, the Company issued warrants to purchase 67,000 shares of the Company's common stock to a third party. During 2000, this Company subsidiary opened a new center in Connecticut.

Effective September 1, 2000, the Company purchased a 65% interest in a Kansas City refractive surgery center owned and operated by Vision Correction Centers of Kansas City. The Company paid approximately $4.5 million in cash for the center in October 2000. Additionally in conjunction with this transaction, the Company issued warrants to purchase 33,750 shares of the Company's common stock to a third party.

In 2000, the Company also opened its first internally developed refractive vision correction center in St. Louis. This center was developed in conjunction with certain principals in Barnet Dulaney Eye Center and two local doctors.

The Company received approximately 18% of its revenue from the RVC segment in 2000.

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

Prostatherapy Segment Overview
------------------------------

In October 1997, the Company began providing thermotherapy services for the treatment of benign prostatic hyperplasia ("BPH"). BPH is the non-cancerous enlargement of the prostate, a condition common in men over age 60. Thermotherapy uses microwaves to apply heat to the prostate, resulting in relief of the symptoms of BPH without damaging surrounding tissues. Thermotherapy relieves the symptoms of BPH without incurring the risks of complications often associated with surgery and more invasive procedures. The Company operated three mobile thermotherapy devices servicing hospitals and surgery centers in eastern North Carolina, Texas, and southern California. The Company received approximately 1% of its revenues from the prostatherapy segment in 2000. In January 2001, the Company sold its prostatherapy segment in exchange for a three year unsecured non-recourse note receivable for $950,000. The Company also entered into a mutual covenant not to compete with the buyer in exchange for an unsecured non-recourse note receivable for $150,000.

Potential Liabilities-Insurance
-------------------------------

All medical procedures performed in connection with the Company's business activities are conducted directly by, or under the supervision of, physicians who are not employees of the Company. The Company does not provide medical services to any patients. However, patients being treated at health care facilities at which the Company provides its non-medical services could suffer a medical emergency resulting in serious injury or death, which could subject the Company to the risk of lawsuits seeking substantial damages.

The Company currently maintains general and professional liability insurance with a total limit of $1,000,000 per loss event and $3,000,000 policy aggregate and an umbrella excess limit of $5,000,000, with a deductible of $50,000 per occurrence. In addition, the Company requires medical professionals who utilize its services to maintain professional liability insurance. All of these insurance policies are subject to annual renewal by the insurer. If these policies were to be canceled or not renewed, or failed to provide sufficient coverage for the Company's liabilities, the Company might be forced to self-insure against the potential liabilities referred to above. In that event, a single incident might result in an award of damages which might have a material adverse effect on the operations of the Company.

Government Regulation and Supervision
-------------------------------------

 The Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. The Company is subject to Section 1128B of the Social Security Act (known as "the Illegal Remuneration Statute"), which imposes civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring, or arranging for the referral of, a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar government programs. The federal government has published regulations that provide exceptions or a "safe harbor" for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the Illegal Remuneration Statute. Transactions that do not satisfy all elements for a relevant safe harbor do not necessarily violate the Illegal Remuneration Statute, but may be subject to greater scrutiny by enforcement agencies. The arrangements between the Company and the partnerships and other entities in which it owns an indirect interest and through which the Company provides most of its lithotripsy services and all of its prostatherapy services (and the corresponding arrangements between such partnerships and other entities and the treating physicians who own interests therein and who use the lithotripsy and prostatherapy facilities owned by such partnerships and other entities) could potentially be questioned under the illegal remuneration prohibition and generally do not fall within the protection afforded by these safe harbors. Many states also have laws similar to the Federal Illegal Remuneration Statute. While failure to fall within the safe harbors may subject the Company to scrutiny under the Illegal Remuneration Statute, such failure does not in and of itself constitute a violation of the Illegal Remuneration Statute. Nevertheless, these illegal remuneration laws, as applied to activities and relationships similar to those of the Company, have been subjected to limited judicial and regulatory interpretation, and the Company has not obtained or applied for any opinion of any regulatory or judicial authority that its business operations and affiliations are in compliance with these laws. Therefore, no assurances can be given that the Company's activities will be found to be in compliance with these laws if scrutinized by such authorities.

  In addition to the Illegal Remuneration Statute, Section 1877 of the Social Security Act ("Stark II") imposes certain restrictions upon referring physicians and providers of certain designated health services under the Medicare and Medicaid Programs ("Government Programs"). Subject to certain exceptions, Stark II provides that if a physician (or a family member of a physician) has a financial relationship with an entity: (i) the physician may not make a referral to the entity for the furnishing of designated health services reimbursable under the Government Programs; and (ii) the entity may not bill Government Programs, any individual or any third-party payor for designated health services furnished pursuant to a prohibited referral under the Government Programs. Entities and physicians committing an act in violation of Stark II will be required to refund amounts collected in violation of the statute and also are subject to civil money penalties and exclusion from the Government Programs. Physicians are investors in 51 of the Company's 65 lithotripsy operations, all of the three Company affiliates engaged in thermotherapy services and each of the Company's refractive vision correction facilities. The Company lithotripsy and thermotherapy affiliates with physician-investors are referred to herein as the "Company Physician Entities".

Many key terms in Stark II are not defined and the statute is silent regarding its application to vendors, such as the Company Physician Entities, contracting "under arrangements" with hospitals for the provision of outpatient services. Prior to the publication of the Proposed Stark Regulations described below, the Company interpreted Stark II consistently with the informal view of the General Counsel for Health and Human Services, and concluded that the statute did not apply to its method of conducting business. Based upon a reasonable interpretation of Stark II, by referring a patient to a hospital furnishing the outpatient lithotripsy or thermotherapy services "under arrangements" with the Company Physician Entities, a physician investor in a Company Physician Entity is not making a referral to an entity (the hospital) in which they have an ownership interest.

On January 9, 1998, the Health Care Financing Administration ("HCFA") published proposed regulations designed to interpret and clarify the application of Stark
II. As these regulations were simply proposed and subject to future modification or repeal, the Company awaited the issuance of final Stark II regulations. On January 4, 2001 HCFA issued the first of two rules intended to implement the final Stark II regulations (the "Final Regulations"). The first rule ("Phase I") implements the Final Regulations pertaining to (i) Stark II's general prohibition against physician self-referrals to entities in which they have a financial relationship, (ii) the general exceptions applicable to both the ownership and compensation arrangement prohibitions, (iii) certain new regulatory exceptions, and (iv) the definitions that are used throughout Stark
II. HCFA intends to publish a second final rule ("Phase II") shortly which will address the remainder of the Stark II statute and its application to the Medicaid program, as well as certain proposals for new exceptions not included in the proposed Stark II regulations, but suggested in the public comments thereto. Phase I will become effective on January 4, 2002. HCFA has delayed the effective date of Phase I to allow individuals and entities engaged in business arrangements impacted by Phase I time to restructure those arrangements to comply with the provisions in Phase I.

Currently, Medicare and Medicaid only reimburse for lithotripsy if the service is provided through a hospital. The lithotripsy services to be provided by the Company Physician Entities pursuant to the hospital service contracts to Medicare/Medicaid hospital outpatients will be provided "under arrangements" with hospitals, with the treatment being billed under the hospital's provider billing number. HCFA acknowledged in its commentary to the proposed Stark II regulations that physician overutilization of lithotripsy is unlikely and solicited comments on whether there should be a regulatory exception to Stark II specifically for lithotripsy services. Upon consideration of numerous public comments received on the proposed regulations and upon review of the Stark II legislative history, HCFA concluded in its commentary to the Final Regulations that it does not have the authority to exclude lithotripsy from the inpatient and outpatient hospital services covered by Stark II. Consequently, the Company Physician Entities practice of providing lithotripsy services "under arrangements" to hospitals for treatment of Medicare and Medicaid patients must comply with the provisions of the Final Regulations.

Although the Final Regulations do not provide a specific Stark II exception for lithotripsy services, the regulations do provide needed clarity and certain opportunities for the Partnership to operate in compliance with Stark II. In the Commentary to the Final Regulations, HCFA notes its desire to permit physician-owned lithotripsy ventures to continue if such ventures are structured such that no direct or indirect compensation arrangement is created, or the arrangement fits within a compensation arrangement exception to Stark II. The Final Regulations accomplish HCFA's desire in part by: (i) clarifying that physician-owned lithotripsy vendors providing services "under arrangements" with hospitals can comply with Stark II by either being structured such that they are not compensation arrangements, as defined in the Final Regulations, or qualifying under a compensation exception (but not an ownership interest exception as well); (ii) broadening certain existing Stark II statutory exceptions by redefining certain standards to allow "per-use" lithotripsy payments, as long as such payments are at fair market value; and (iii) adding two new Stark II regulatory exceptions that are potentially available for Company Physician Entity operations.

In order for the Company Physician Entities to comply with Stark II as modified by the Final Regulations, the entities financial relationships with hospitals must either fall outside the definition of a compensation arrangement, or comply with a Stark II compensation arrangement exception. The Company has worked to establish a compliance program that is in the process of implementation. As noted above, due to the Final Regulations delayed effective date, the Company has until January 4, 2002 to take reasonable steps to review the Company Physician Entities operations under the Final Regulations. Specifically, the Company Physician Entities intend to work with hospitals to review and modify, if necessary, the service contracts so that they satisfy the standards set forth in the new Final Regulations. To the extent financial arrangements with the contract hospitals meet the definition of "indirect compensation arrangements" under the Final Regulations, then the Company Physician Entities intend to see that such agreements fit within the new indirect compensation arrangement exception. Indirect compensation arrangements have several important elements, including the presence of an intervening entity, that directly links referring physician owners with the entity providing the designated health service (e.g., the contract hospital). In order to comply with the indirect compensation exception, the Company Physician Entities hospital contracts must meet each of the following standards:

o The compensation received directly by the Company Physician Entities from the hospitals must be fair market value for the items or services provided under the arrangement and must not take into account the value or volume of referrals or other business generated by the referring physician for the contract hospital;

o The compensation arrangement between the Company Physician Entities and the hospitals must be set out in writing, signed by the parties, and specify the services covered by the arrangement; and

o The compensation arrangement must not violate the Anti-Kickback Statute or any laws or regulations governing billing or claims submission.

In regard to the Company Physician Entities proposed operations, the indirect compensation arrangement exception may be used with respect to any or all payments made by the hospitals to the entities, including payments for the use of the lithotripters, as well as the personal services of a technician and/or nurse. It is important to note that the Final Regulations allow fair market value per-use payments for lithotripsy services. The Company believes that its current financial relationships with hospitals are compliant or can be modified to the extent necessary to satisfy the requirements of the indirect compensation arrangement exception, and that accordingly, the Company Physician Entities will be able to operate in compliance with Stark II. To succeed with its compliance plan, the Company Physician Entities must obtain the hospitals' cooperation in making any necessary revisions to their service contracts consistent with the indirect compensation arrangement exception. Whereas the Company believes that the service contracts which create financial relationships with the hospitals have always met the fair market value standard, the Final Regulations place the burden on the contracting parties that rely on the indirect compensation exception to prove the standard is met. The Company intends to engage a valuation expert or pursue other commercially reasonable methodologies to assist it in meeting that burden of proof.

The Company believes it will successfully implement the above described compliance plan, however, there can be no assurance that such will be the case. The hospitals may not cooperate with the Company Physician Entities. If hospitals chose not to continue a financial relationship with the Company Physician Entities, this could have a material adverse effect on the entities. Should that occur, then the Company intends to explore and implement any other available options that would allow the Company Physician Entities to comply with Stark II, as well as all other material health care statutes and regulations. Such alternative options may include contracting with ambulatory surgery centers ("ASCs") rather than hospitals, since lithotripsy services at ASCs are not covered by Stark II. The Medicare and Medicaid programs, however, do not reimburse for lithotripsy services at ASCs at this time. It is anticipated that ASCs will receive reimbursement for treatment of Medicare and Medicaid patients in the near future, but there can be no assurance that such will be the case. It should be noted that there can be no assurance that compliance action taken by the Company under any potential alternative, or contract decisions by hospitals, will occur in a manner that does not have a material adverse effect on the Company Physician Entities.

Stark II compliance efforts may reduce Company revenues and limit future growth by (i) reducing or eliminating revenues attributable to the treatment of
Government Program patients by the Company Physician Entities, (ii) reducing revenues from the treatment of non-government patients by Company Physician Entities due to physician, hospital and third-party payor anxiety and concern created by Stark II, (iii) requiring the Company Physician Entities to restructure their operations to comply with Stark II, (iv) restricting the acquisition or development of additional lithotripsy or thermotherapy operations that will both treat Government Program patients and have referring physician-investors, (v) impairing the Company's relationship with urologists and (vi) otherwise materially adversely impacting the Company.

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

In addition, upon the occurrence of changes in the law that may adversely affect operations, the Company is required to purchase the interests of physician-investors for certain of the Company Physician Entities. These mandatory purchase obligations require the payment by the Company of purchase prices calculated using various formulas ranging from capital account value to a multiple of earnings similar to multiples used by the Company in pricing the original acquisition of such interests. To the extent the Company is required to purchase such interests, such purchases might cause a default under the terms of the Company's senior credit facility and senior subordinated notes, impair the Company's relationship with physicians and otherwise have a material adverse impact on the Company. Regulatory developments might also dictate that the Company purchase all the interests of its physician-investors, regardless of any contractual requirements to do so, or substantially alter its business and operations to remain in compliance with applicable laws. Accordingly, there can be no assurance that the Company will not be required to change its business practices or its investment relationships with physicians or that the Company will not experience a material adverse effect as a result of any challenge made by a federal or state regulatory agency. In addition, there can be no assurance that physician-investors who, voluntarily or otherwise, divest of their interests in Company Physician Entities will continue to refer patients at the same rate or at all.

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

Employees
---------

As of March 15, 2001, the Company employed approximately 350 full-time employees and approximately 50 part-time employees.

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

ITEM 2.  PROPERTIES
------   ----------

The Company's principal executive office is located in Austin, Texas in an office building owned by American Physicians Service Group, Inc. ("APS"). The Company pays APS approximately $18,000 per month, which includes rental payment for approximately 11,600 square feet of office space, reception and telephone services, and certain other services and facilities. The office space lease expires in December 2002.

The Company's manufacturing subsidiary owns a building containing approximately 78,000 square feet of manufacturing and office space in Harvey, Illinois.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

On June 14, 2000, an annual meeting of the shareholders of the Company was held to consider and vote on the proposal described below. Proxies for this meeting were solicited pursuant to Regulation 14 under the Act.

1)       Election of seven directors to the board of directors;

         The nominees for director were:

         David Dulaney, M.D., Joseph Jenkins, M.D., J.D., J.A. McEntire IV, William A. Searles, Kenneth S. Shifrin, Michael J.Spalding, M.D. and James M. Usdan.

         All nominees were elected.  The voting was as follows:

         Nominee                        Votes For   Votes Against Votes Withheld

         David Dulaney, M.D.            15,195,059    1,010,579          --
         Joseph Jenkins, M.D., J.D.     15,195,059    1,010,579          --
         J.A. McEntire IV               15,195,059    1,010,579          --
         William A. Searles             15,195,059    1,010,579          --
         Kenneth S. Shifrin             15,195,059    1,010,579          --
         Michael J. Spalding, M.D.      15,195,059    1,010,579          --
         James M. Usdan                 15,195,059    1,010,579          --

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------           -------------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

The following table sets forth the high and low closing prices for the Company's common stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System, for the years ended December 31, 2000 and 1999 (NASDAQ Symbol "PMSI").

                                      2000                       1999
                               ----------------           ----------------
                               High         Low           High         Low
                               ----         ---           ----         ---

        First Quarter         $ 9.06       $ 7.13        $ 8.44       $ 7.13
        Second Quarter        $ 9.06       $ 6.81        $ 7.56       $ 6.75
        Third Quarter         $ 9.50       $ 7.50        $ 9.75       $ 7.44
        Fourth Quarter        $ 8.25       $ 4.91        $ 10.63      $ 8.13




On March 15, 2001, the Company had approximately 594 holders of record of its common stock.

The Company has not declared any cash dividends on its common stock during the last two years and has no present intention of declaring any cash dividends in the foreseeable future. In addition, the Company is not permitted by its current credit facility and terms of senior subordinated notes to declare or make any payments for dividends. It is the present policy of the Board of Directors to retain all earnings to provide funds for the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements, debt covenants and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

(In thousands, except per share data)                                  Years Ended December 31,
                                                                       ------------------------
                                                 2000             1999              1998               1997           1996
                                                 ----             ----              ----               ----           ----
Revenues:
    Lithotripsy                                 $83,335         $89,180            $92,053          $93,113         $71,602
    Manufacturing                                22,157          17,527             11,066            2,358             --
    RVC                                          23,501           3,414                --               --              --
    Other                                         1,702           2,053              1,517              508             802
                                               --------         -------            -------          -------         -------
    Total                                      $130,695        $112,174           $104,636          $95,979         $72,404
                                               ========        ========           ========          =======         =======
Income:
    Net income                                  $10,657         $15,039            $10,794          $14,856          $8,961
                                                =======         =======            =======          =======          ======
Diluted earnings per share                        $0.66           $0.88              $0.57            $0.76           $0.49
                                                  =====           =====              =====            =====           =====
Dividends per share                                None            None               None             None            None
Total assets                                   $276,218        $246,972           $240,198         $224,905        $201,175
                                               ========        ========           ========         ========        ========
Long-term obligations                          $123,172        $103,797           $100,987          $71,198         $70,910
                                               ========        ========           ========          =======         =======


Quarterly Data                         March 31   June 30   Sept.  30   Dec.  31
--------------                         --------   -------   ---------   --------

2000
----

Revenues                                $29,443   $32,966    $35,445     $32,841
Net income                               $3,297    $3,102     $3,168      $1,090
Per share amounts (basic):
 Net income                               $0.20     $0.19      $0.20       $0.07
 Weighted average shares outstanding 16,435 16,218 15,943 15,749 Per share amounts (diluted):

 Net income                               $0.20     $0.19      $0.20       $0.07
 Weighted average shares outstanding     16,607    16,303     16,025      15,750


1999
----

Revenues                                $25,382   $28,608    $30,632     $27,552
Net income                               $3,162    $4,302     $4,339      $3,236
Per share amounts (basic):
 Net income                               $0.18     $0.25      $0.26        $.20
 Weighted average shares outstanding 17,387 17,098 16,818 16,553 Per share amounts (diluted)

 Net income                               $0.18     $0.25      $0.26       $0.19
 Weighted average shares outstanding     17,495    17,196     17,000      16,788

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS OF THE COMPANY
         ----------------------------

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

Year ended December 31, 2000 compared to the year ended December 31, 1999
-------------------------------------------------------------------------

Total  revenues  increased  $18,521,000  (17%) as compared to the same period in
1999. Revenues from lithotripter operations decreased by $5,845,000 (7%) primarily due to renegotiation of contracts which resulted in a larger number of contracts providing for per diem pricing, and slightly lower procedure volumes related to contracts lost due to non-renewal and competition. Manufacturing revenue increased by $4,630,000 (26%) due to increased sales of MRI and cardiac catheterization lab trailers as well as the Company's expansion into the sales of PET trailers. RVC revenues increased $20,087,000 (588%) as 2000 revenues included a full year of operations for five centers and partial year of operations for eleven new centers, while 1999 revenues included partial year of operations for two entities. Prostatherapy revenues decreased $256,000 (14%).

Costs of services and general and administrative expenses (excluding depreciation and amortization) increased from 40% to 47% of revenues and increased $16,955,000 (38%) in absolute terms, compared to the same period in 1999. Cost of services associated with lithotripter operations decreased $585,000 (3%) in absolute terms and increased from 26% to 27% of lithotripter revenues. Cost of services associated with manufacturing increased $4,269,000 (33%) in absolute terms and from 73% to 77% of manufacturing revenues due to expansion into new product lines. Cost of services associated with RVC operations increased $11,902,000 (609%) in absolute terms, and from 57% to 59% of RVC revenues due to full year of operation for five centers in 2000 and partial year of operations for the additional eleven centers. Cost of services associated with prostatherapy increased $39,000 and the Company recognized an impairment on its prostatherapy segment of $1,230,000 in 2000 in connection with approving the disposal of this segment in a transaction which closed in January 2001. Corporate expenses decreased from 4% to 3% of revenues, as the Company was able to successfully grow without proportionately adding overhead. Corporate expenses decreased $541,000 (11%) primarily due to a consolidation of corporate functions.

Other deductions increased $2,069,000 from 1999 to 2000. This increase is partially attributable to an increase in interest expense of $1,155,000 during 2000. Also contributing to the increase in other deductions was income recognition in 1999 of $1,140,000 due to the release of a contractual obligation related to a management incentive compensation program accrued at December 31, 1998.

Minority interest in consolidated income increased $3,246,000 primarily due to the decline in lithotripsy revenue discussed above. Earnings before interest, taxes, depreciation, and amortization (EBITDA) attributable to minority interests was $32,328,000 for the year ended December 31, 2000 compared to $28,554,000 for the same period in 1999. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Income tax expense for 2000 decreased $2,706,000 over 1999 primarily due to the decrease in pretax income.

Year ended December 31, 1999 compared to the year ended December 31, 1998
-------------------------------------------------------------------------

Total revenues increased $7,538,000 (7%) as compared to the same period in 1998. Revenues from lithotripter operations decreased by $2,873,000 (3%) primarily due to renegotiation of contracts which resulted in a larger number of contracts providing for per diem pricing, and contracts lost due to non-renewal and competition. Despite the lithotripsy revenue declines, lithotripsy procedure volume was constant from 1998 to 1999, which the Company believes is indicative of its market share preservation. Manufacturing revenue increased by $6,461,000 (58%) due to increased sales of MRI trailers as well as the Company's expansion into manufacturing and sales of cardiac catheterization lab trailers. RVC revenues were $3,414,000 in 1999 and included fee revenue of $3,004,000 and equity income of $410,000. The RVC operations were acquired during the third quarter of 1999. Prostatherapy revenues increased $627,000 (52%) as1999 revenues included a full year of operations for three entities, while 1998 revenues included a full year of operations for one entity and a partial year of operations for two entities.

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

Minority interest in consolidated income decreased $282,000 in 1999 as compared to 1998 primarily due to the decline in lithotripsy revenue discussed above. EBITDA attributable to minority interests was $28,554,000 for the year ended December 31, 1999 compared to $28,077,000 for the same period in 1998.

Income tax expense for 1999 increased $2,055,000 over 1998 primarily due to the increase in pretax income.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $15,530,000 and $20,064,000 at December 31, 2000 and 1999, respectively. The Company's subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the years ended December 31, 2000 and 1999, the Company's subsidiaries distributed cash of approximately $27,092,000 and $27,180,000, respectively, to minority interest holders.

Cash provided by operations was $45,180,000 for the year ended December 31, 2000 and $35,744,000 for the year ended December 31, 1999. From 1999 to 2000 fee and other revenue collected increased by $12,256,000 and was offset by the increase in cash paid to employees, suppliers of goods and others of $11,092,000. These fluctuations are attributable to increased operations as well as the timing of accounts receivable collections and accounts payable and accrued expense payments. An increase in interest payments of $1,052,000 was due to the Company drawing on its line of credit during 2000 related to the refractive acquisitions made during 2000. Taxes paid decreased $2,555,000 from 1999 to 2000. Additionally, the Company purchased investments of $3,714,000 during 2000, offset by proceeds from sales and maturities of $6,615,000.

Cash used by investing activities for the year ended December 31, 2000, was $33,802,000 primarily due to $23,784,000 used in four refractive acquisitions and as well as payments of earnouts related to a prior year acquisition. The Company purchased equipment and leasehold improvements totaling $12,975,000. The Company received $2,680,000 in distributions from investments. Cash used by investing activities for the year ended December 31, 1999, was $26,241,000 primarily due to $23,580,000 used in two refractive acquisitions and as well as payments totaling $5,790,000 for the purchase of equipment and leasehold improvements. The Company received $2,352,000 in distributions from investments.

Cash used in financing activities for the year ended December 31, 2000, was $15,912,000, which was primarily due to distributions to minority interests of $27,092,000 and purchases of treasury stock of $7,703,000 partially offset by net borrowings of $18,517,000 and contributions of $202,000 received from holders of minority interests related to expansion of existing partnerships and new partnership formations. Cash used in financing activities for the year ended December 31, 1999, was $29,585,000, primarily due to distributions to minority interests of $27,180,000, purchases of treasury stock of $8,382,000, partially offset by net borrowings of $3,181,000 and contributions of $2,636,000 received from holders of minority interests related to expansion of existing partnerships and new partnership formations.

The Company's credit facility as of December 31, 2000 is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, $18 million and $12 million of which was drawn at December 31, 2000 and March 15, 2001, respectively. During 2000, the Company completed a restructuring of its revolving line of credit to enable the Company to borrow for RVC acquisitions. The restructuring split the credit facility into two facilities: one for $14,000,000 for refractive acquisitions by certain subsidiaries, another for the remaining $86,000,000 for lithotripsy, manufacturing, refractive and prostatherapy acquisitions, stock repurchases and working capital. On March 27, 1998, the Company completed an offering of $100 million of senior subordinated notes due 2008 (the "Notes") to qualified institutional buyers. The net proceeds from the offering of approximately $96 million was used to repay all outstanding indebtedness under the Company's bank facility, with the remainder used for general corporate purposes, including acquisitions. In connection therewith, the Company recorded a charge to earnings in 1998 of approximately $4.4 million for debt issuance costs associated with the Notes. The Notes bear interest at 8.75% and interest is payable semi-annually on April 1st and October 1st. Principal is due April 2008.

The Company intends to increase the number of its lithotripsy operations primarily through acquisitions, the number of its RVC operations through both acquisitions and development, and its manufacturing operations through acquisitions and by increasing its product lines through additional certifications. The Company intends to fund the purchase price for future acquisitions and developments using borrowings under its senior credit facility and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions where appropriate.

During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. In February 2000, the Company announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 this amount was increased to $45.0 million. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 3,820,200 shares of stock for a total of $32,524,000 as of March 15, 2001.

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

ITEM 7. A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------    ----------------------------------------------------------
Interest Rate Risk

As of December 31, 2000, the Company had long-term debt (including current portion) totaling $125,709,000, of which $100 million has a fixed rate of interest of 8.75%, $1,517,000 has fixed rates of 6% to 9%, $6,030,000 bears interest at a variable rate equal to a specified prime rate, $18 million bears interest at a variable rate equal to LIBOR + 1 to 2% and $162,000 does not bear any interest. The Company is exposed to some market risk due to the floating interest rate debt totaling $24,030,000. The Company makes monthly or quarterly payments of principal and interest on $6,030,000 of the floating rate debt. An increase in interest rates of 1.5% would result in a $360,000 annual increase in interest expense on this existing principal balance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------
     The information required by this item is contained in Appendix A attached hereto.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------    ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 2001 annual meeting of shareholders, except for the information regarding executive officers of the Company, which is presented below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

As of March 15, 2001, the executive officers of the Company are as follows:

Name                    Age                Position

Kenneth S. Shifrin       51                Chairman of the Board
Brad A. Hummel           44                Chief Executive Officer and President
Cheryl L. Williams       49                Chief Financial Officer, Senior Vice
                                           President-Finance and Secretary
Stan Johnson             47                Vice President
David Vela, M. D.        53                Vice President

The foregoing  does not include  positions  held in the Company's  subsidiaries.
Officers are elected for annual periods. There are no family relationships between any of the executive officers and/or directors of the Company.

Mr. Shifrin has been Chairman of the Board and a director of the Company since October 1989. In addition, Mr. Shifrin has served in various capacities with APS since February 1985, and is currently Chairman of the Board and Chief
Executive Officer of APS. Mr.Shifrin is a member of the World Presidents' Organization.

Mr. Hummel has been President and Chief Executive Officer since June 2000. From October 1999 until June 2000, Mr. Hummel was Executive Vice President and Chief Operating Officer of the Company. Prior to joining the Company, Mr. Hummel was with Diagnostic Health Services, Inc. ("DHS") since 1984, most recently serving as the President and Chief Executive Officer, and as a member of the Board of Directors. DHS filed for Chapter 11 bankruptcy reorganization in March 2000 and re-emerged from bankruptcy in October 2000. From 1981 to 1984, Mr. Hummel was an associate with Covert, Crispin and Murray, a Washington, D.C. and London-based management consulting firm. Mr. Hummel also serves as a member of APS's Board of Directors.

Ms. Williams has been Chief Financial Officer, Senior Vice President - Finance and Secretary of the Company since October 1989. Ms. Williams was Controller of Fairchild Aircraft Corporation from August 1988 to October 1989. From 1985 to 1988, Ms. Williams served as the Chief Financial Officer of APS Systems,Inc., a wholly-owned subsidiary of APS.

Mr.Johnson has been a Vice President of the Company and President of Sun Medical Technologies, Inc. ( "Sun "), a wholly-owned subsidiary of the Company, since November 1995. In March 2000, Mr. Johnson was named a Group Vice President of the Company. Mr. Johnson was the Chief Financial Officer of Sun from 1990 to 1995.

Dr. Vela has been a Group Vice President of the Company since March 2000. Dr. Vela received his medical degree in 1984. Dr. Vela developed and operated various outpatient centers throughout the United States from 1986 to 1995. From February 1997 to March 2000, Dr. Vela served as Regional Vice President of the Company for the Central Region.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2001 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2001 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------
The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2001 annual meeting of shareholders, which information is incorporated herein by reference.

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

     10.3* Second Amendment to the Prime Medical Services, Inc.1993 Stock Option Plan. (12)

     10.4* Third Amendment to the Prime Medical Services, Inc. 1993 Stock Option Plan. (13)

     10.5 Rights Agreement dated October 18,1993 between the Company and American Stock Transfer and Trust Company. (3)

     10.6 Form of Indemnification Agreement dated October 11, 1993 between the Company and certain of its officers and directors. (3)

     10.7         Partnership Agreement of Metro Atlanta Stonebusters, G.P. (5)

     10.8 Management Agreement dated July 28, 1994 between the Alabama Renal Stone Institute, Inc. and Alabama Kidney Stone Foundation, Inc. (6)

     10.9 Asset Purchase Agreement dated July 21, 1999 among Prime Lithotripsy Services, Inc., Reston Hospital Lithotripter Joint Venture, Reston Lithotripsy Associates, Inc., Columbia Arlington Healthcare System, L.L.C. and Robert Ball,M.D. (15)

     10.10        Not used

     10.11        Not used

     10.12        Not used

     10.13        Not used

     10.14 Amended and Restated Joint Venture Agreement dated April,1989, between Prime Diagnostic Imaging Services, Inc. and
                  The Shasta Diagnostic Imaging Medical Group. (4)

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

     10.17 Second Amendment to Agreement of Limited Partnership of Pacific Medical Limited Partnership (15)

     10.18 Amendments to Agreement of Limited Partnership of Texas Lithotripsy Limited Partnership VII, L.P. (15)

     10.19 Fourth Amendment to Agreement of Limited Partnership of San Diego Lithotripters Limited Partnership (15)

     10.20 Amendment to Agreement of Limited Partnership of Fayetteville Lithotripters Limited Partnership - Virginia I (15)

     10.21 Amendments to Agreement of Limited Partnership of Fayetteville Lithotripters Limited Partnership - South Carolina I (15)

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

     10.30        Not used

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

     10.34 Contribution Agreement dated October 8, 1997 between Prime Medical Services, Inc. and AK Associates. (12)

     10.35 Confidential Assignment Summary for Pacific Medical Limited Partnership. (14)

     10.36        Limited Partnership Agreement for Texas Lithotripsy VII,
                  L.P. (14)

     10.37 Agreement and Plan of Merger of Texas Lithotripsy Limited Partnership II, L.P., Texas Lithotripsy Limited Partnership IV,L.P. and Texas ESWL/Laser Lithotripter,Ltd.(14)

     10.38 Limited Partnership Agreement for Big Sky Urological Limited Partnership. (14)

     10.39        Operating Agreement for Kentucky I Lithotripsy, LLC. (14)

     10.40        Not used

     10.41        Not used

     10.42        Not used

     10.43        Operating Agreement for Washington Urological Services,LLC(14)

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

     10.65 Note dated January 31, 2000 in the amount of $6,450,000 between Prime Medical Services, Inc. and Guaranty Federal Bank, F.S.B. (15)

     10.66 Note dated January 31, 2000 in the amount of $16,125,000 between Prime Medical Services, Inc. and Bank of America, N.A. (15)

     10.67 Note dated January 31, 2000 in the amount of $10,750,000 between Prime Medical Services, Inc. and BankBoston, N.A.
                  (15)

     10.68 Note dated January 31, 2000 in the amount of $1,400,000 between Prime Refractive Management and LaSalle Bank, National Association (15)

     10.69        Not used

     10.70 Contribution Agreement dated September 1, 1999 and First Amendment dated January 31, 2000 among Barnet Dulaney Eye Center,P.L.L.C., David Dulaney, M.D., Ronald W. Barnet, M.D., Mark Rosenberg, Prime Medical Services Inc., Prime
                  Medical Operating Inc., LASIK Investors, L.L.C., Prime/BDR Acquisition, L.L.C. and Prime/BDEC Acquisition, L.L.C (15)

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

     10.76 Collocation Agreement dated September 1, 1999 by and between Barnet Dulaney Eye Center, P.L.L.C. and Prime/BDR Acquisition, L.L.C. (15)

     10.77 Membership Interest Transfer Restriction Agreement dated September 1, 1999 (15)

     10.78 Assignment and Security Agreement dated September 1, 1999 between Prime Medical Operating, Inc. and LASIK Investors, L.L.C.(15)

     10.79 Promissory Note dated September 1, 1999 from Prime/BDR Acquisition, L.L.C., to Prime Medical Operating, Inc. (15)

     10.80 Loan Agreement dated January 31, 2000 between Prime Refractive, L.L.C. and Prime Refractive Management, L.L.C.(15)

     10.81 Promissory Note dated January 31, 2000 between Prime Refractive, L.L.C. and Prime Refractive Management, L.L.C.(15)

     10.82 Assignment and Security Agreement dated January 31, 2000 between Prime Refractive Management, L.L.C. and LASIK Investors, L.L.C. (15)

     10.83 Limited Liability Company Agreement dated September 1, 1999 of Prime Refractive, L.L.C. (15)

     10.84 Stock Purchase Agreements dated September 1, 1999 relating to the acquisition of Horizon Vision Center, Inc. (15)

     10.85 Assignment and Security Agreements relating to the acquisition of Horizon Vision Center, Inc. (15)

     10.86 Exclusive Use Agreements relating to the acquisition of Horizon Vision Center, Inc. (15)

     10.87 Amended and Restated Bylaws for the regulation of Horizon Vision Center, Inc. (15)

     10.88 Assignment and Security Agreement by and between Prime Medical Operating, Inc. and Prime/BDR Acquisition, L.L.C. (15)

     10.89        Limited Liability Company Agreement of Caster One, L.L.C. (16)

     10.90 Contribution Agreement dated March 1, 2000 among Prime Medical Services, Inc., Prime Refractive, L.L.C.,
                  Andrew Caster, M.D., and Caster Eye Center Medical Group (16)

     10.91 Facility Use Agreement dated March 1, 2000 by and among Caster One,L.L.C., Andrew Caster, M.D., and Caster Eye Center Medical Group (16)

     10.92 First Amendment and Restated Limited Liability Company Agreement dated March 1, 2000 of Caster One, L.L.C. (16)

     10.93 First Amendment to Facility Use Agreement dated July 2000 by and among Caster One, L.L.C., Andrew Caster, M.D., and Caster Eye Center Medical Group (16)

     10.94 Contribution Agreement dated September 1, 2000 among Prime Medical Services, Inc., Prime RVC, Inc., Prime Refractive - Kansas City, L.L.C., Vision Correction Centers of Kansas City, P.C., Kansas City Laser Vision Correction Centers, L.L.C., and Jeffrey Couch, M.D. (16)

     10.95 Limited Liability Company Agreement dated September 1, 2000 of Prime Refractive - Kansas City, L.L.C. (16)

     10.96 Facility Use Agreement dated September 2000 by and among Vision Correction Centers of Kansas City, P.C., Kansas City Laser Vision Correction Centers, L.L.C., Jeffrey Couch, M.D. and Prime Refractive - Kansas City (16)

     10.97 Limited Liability Company Agreement of Horizon Vision Centers, L.L.C. (16)

     10.98 Non-Competition Agreement dated April 1, 2000 by Horizon Vision Centers, L.L.C., for the benefit of Prime RVC and each of Prime RVC's affiliates (16)

     10.99 Specimen of First Amendment to Assignment and Security Agreement dated April 1, 2000 relating to Horizon Vision Centers, Inc. (16)

     10.100 Specimen of Consent and Agreement dated April 1, 2000 of Horizon Vision Centers, Inc., for the benefit of the Existing Center, Horizon Vision Centers, L.L.C., Prime RVC, Inc., and the parent companies and affiliates of each of the Existing Center, the New Center and Prime RVC (16)

     10.101 Contribution Agreement dated March 1, 2000 among Prime MBC, L.L.C., MBC Holding Company, L.L.C., Mann Berkeley Eye Center, P.A., Paul Michael Mann, M.D., Ralph G. Berkeley, M.D., Michael B. Caplan, M.D., Mark F. Micheletti and Prime RVC, Inc. (16)

     10.102 Membership Interest - Transfer Restriction Agreement dated March 1, 2000 by and among MBC Holding Company, L.L.C., Prime RVC, Inc., Paul Michael Mann, M.D., Ralph G. Berkeley, M.D. Michael B. Caplan, M.D., and Mark Micheletti (16)

     10.103       Limited Liability Company Agreement of Prime MBC, L.L.C. (16)

     10.104 Refractive Laser Center Management Agreement dated March 1, 2000 by and between Prime MBC, L.L.C. and Mann Berkeley Eye Center, P.A. (16)

     10.105 Incidental Registration Rights Agreement dated March 1, 2000 by and among Prime Medical Services, Inc. and MBC Holding Company, L.L.C. (16)

     10.106 Contribution Agreement dated April 1, 2000 among Prime Medical Services, Inc., Prime RVC, Inc., New York Laser Management, L.L.C., Ken Moadel, M.D., and Ken Moadel, M.D., P.C. (16)

     10.107 Limited Liability Company Agreement of New York Laser Management, L.L.C. (16)

     10.108 Office and Equipment Use Agreement dated April 1, 2000 by and among New York Laser Management, L.L.C., Ken Moadel, M.D. and Ken Moadel, M.D., P.C. (16)

     10.109 Loan Agreement dated April 1, 2000 by and between Prime Medical Services, Inc. and New York Laser Management,L.L.C(16)

     10.110 Assignment and Security Agreement dated April 1, 2000 by and between Prime Medical Services, Inc. and Ken Moadel, M.D. (16)

     10.111 Limited Liability Company Agreement of Prime Refractive Management, L.L.C. (16)

     10.112       Delaware Certificate of Incorporation Prime RVC, Inc. (16)

     10.113       Bylaws as of January 31, 2000 of Prime RVC, Inc. (16)

     10.114 Intercompany Agreement dated April 1, 2000 by and between Prime Medical Operating,Inc., Prime RVC, Inc.,Prime Refractive Management, L.L.C. and Prime/BDR Acquisition, L.L.C. (16)

     10.115 First Amended and Restated Limited Liability Company Agreement dated September 1, 1999 of Prime/BDEC Acquisition, L.L.C. (16)

     10.116 Consent and Liability Waiver dated March 31, 2000 by David D. Dulaney, M.D., Ronald W. Barnet, M.D., Mark Rosenberg, Barnet Dulaney Eye Center, P.L.L.C., LASIK Investors, L.L.C., Prime Refractive, L.L.C., Prime/BDR Acquisition, L.L.C. for the benefit of Prime Medical Services, Inc. (16)

     10.117 Assignment Agreement and Second Amendment to Contribution Agreement dated April 1, 2000 by and between Prime Medical Services, Inc., Prime Medical Operating, Inc., Prime RVC,Inc., Prime Refractive Management,L.L.C., Barnet Dulaney Eye Center, P.L.L.C., LASIK Investors, L.L.C., Prime/BDR Acquisition, L.L.C., Prime/BDEC Acquisition, L.L.C., Prime Refractive, L.L.C., David D. Dulaney, M.D., Ronald W. Barnet, M.D. and Mark Rosenberg (16)

     10.118 Stock Purchase Agreement dated December 31, 2000 by and between Prime Medical Services, Inc. and Innovative Medical Technologies, Inc. (16)

     10.119 Mutual Non-Competition Agreement dated December 31, 2000 between Prime Medical Services, Inc., Prostatherapies, Inc., Innovative Medical Technologies, Inc. and Ronald Sorensen, M.D. (16)

     10.120 Assignment and Security Agreement dated December 31, 2000 by and between Prime Medical Services, Inc. and Innovative Medical Technologies, Inc. (16)

     10.121 Promissory Note dated December 31, 2000 by Innovative Medical Technologies, Inc. to Prime Medical Services Inc. (16)

     10.122 Promissory Note dated December 31, 2000 by Innovative Medical Technologies, Inc. to Prime Medical Services Inc. (16)

     10.123 Executive Employment Agreement dated November 1, 2000 by and between Prime Medical Services,Inc. and Kenneth S, Shifrin(16)

     10.124 Executive Employment Agreement dated November 1, 2000 by and between Prime Medical Services, Inc. and Brad A. Hummel (16)

     10.125 Executive Employment Agreement dated September 1, 2000 by and between Prime Medical Services, Inc. and Cheryl Williams (16)

     10.126 Non-Competition Release and Severance Agreement dated December 29, 2000 by and between Prime Medical Services, Inc. and Joseph Jenkins, M.D. (16)

     10.127 Confidential Private Placement Memorandum for Fayetteville Lithotripters Limited Partnership - Arizona I (16)

     10.128 First Amendment to the Confidential Private Placement Memorandum dated August 14,2000 for Fayetteville Lithotripters Limited Partnership - Arizona I (16)

     10.129 Second Amendment to the Confidential Private Placement Memorandum dated February 6, 2001 for Fayetteville Lithotripters Limited Partnership - Arizona I (16)

     10.130 Confidential Private Placement Memorandum for Florida Lithotripters Limited Partnership I (16)

     10.131 First Amendment to the Confidential Private Placement Memorandum dated March 31, 2000 for Florida Lithotripters Limited Partnership I (16)

     10.132 Second Amendment to the Confidential Private Placement Memorandum dated April 14, 2000 for Florida Lithotripters Limited Partnership I (16)

     10.133 Third Amendment to the Confidential Private Placement Memorandum dated April 19, 2000 for Florida Lithotripters Limited Partnership I (16)

     10.134 Fourth Amendment to the Confidential Private Placement Memorandum dated May 2, 2000 for Florida Lithotripters Limited Partnership I (16)


     10.135 Confidential Private Placement Memorandum for Indiana Lithotripters Limited Partnership I (16)

     10.136 First Amendment to the Confidential Private Placement Memorandum dated August 9, 2000 for Indiana Lithotripters Limited Partnership I (16)

     10.137 Second Amendment to the Confidential Private Placement Memorandum dated September 12, 2000 for Indiana Lithotripters Limited Partnership I (16)

     10.138 Third Amendment to the Confidential Private Placement Memorandum dated September 26, 2000 for Indiana Lithotripters Limited Partnership I (16)

     10.139 Confidential Private Placement Memorandum for Mobile Kidney Stone Centers of California III, L.P. (16)

     10.140 First Amendment to the Confidential Private Placement Memorandum dated June 28, 2000 for Mobile Kidney Stone Centers of California III, L.P. (16)

     10.141 Confidential Private Placement Memorandum for Mobile Kidney Stone Centers of California II, L.P. (16)

     10.142 First Amendment to the Confidential Private Placement Memorandum dated June 1, 2000 for Mobile Kidney Stone Centers of California II, L.P. (16)

     10.143 Second Amendment to the Confidential Private Placement Memorandum dated September 28, 2000 for Mobile Kidney Stone Centers of California II, L.P. (16)

     10.144 Confidential Private Placement Memorandum for Fayetteville Lithotripters Limited Partnership - South Carolina II (16)

     10.145 Amendment to the Confidential Private Placement Memorandum and Consent dated February 18, 2000 for Fayetteville Lithotripters Limited Partnership - South Carolina II (16)

     10.146 First Amendment to the Confidential Private Placement Memorandum dated December 22, 1999 for Fayetteville Lithotripters Limited Partnership - South Carolina II (16)

     10.147 Second Amendment to the Confidential Private Placement Memorandum dated January 14, 2000 for Fayetteville Lithotripters Limited Partnership - South Carolina II (16)

     10.148 Confidential Private Placement Memorandum for Tennessee Lithotripters Limited Partnership I (16)

     10.149 First Amendment to the Confidential Private Placement Memorandum dated January 14, 2000 for Tennessee Lithotripters Limited Partnership I Assignment Offering (16)

     10.150 Second Amendment to the Confidential Private Placement Memorandum dated February 29, 2000 for Tennessee Lithotripters Limited Partnership I Assignment Offering (16)

     10.151 Confidential Private Placement Memorandum for Fayetteville Lithotripters Limited Partnership - Utah I (16)

     10.152 First Amendment to the Confidential Private Placement Memorandum dated October 17, 2000 for Fayetteville Lithotripters Limited Partnership - Utah I (16)

     10.153 Confidential Private Placement Memorandum for Washington Urological Services, LLC (16)

     10.154 First Amendment to the Confidential Private Placement Memorandum dated June 6, 2000 for Washington Urological Services, L.L.C. (16)

     10.155 Second Amendment to the Confidential Private Placement Memorandum dated September 28, 2000 for Washington Urological Services, LLC (16)

     10.156 Confidential Private Placement Memorandum for Western Kentucky Lithotripters Limited Partnership(16)

     10.157 Agreement of Limited Partnership for Western Kentucky Lithotripters Limited Partnership (16)

     10.158 First Amendment to the Confidential Private Placement Memorandum dated January 31, 2000 for Western Kentucky Lithotripters Limited Partnership (16)

     10.159 Second Amendment to the Confidential Private Placement Memorandum dated February 24, 2000 for Western Kentucky Lithotripters Limited Partnership (16)

     10.160 Third Amendment to the Confidential Private Placement Memorandum dated March 29, 2000 for Western Kentucky Lithotripters Limited Partnership (16)

     10.161 Limited Liability Company Agreement of Connecticut Laser Management, L.L.C. (16)

     10.162 Limited Liability Company Agreement of Prime Refractive - St. Louis, L.L.C. (16)

     10.163 Amended and Restated Agreement of Limited Partnership of Texas Lithotripsy Limited Partnership VIII (16)

     10.164 Management Agreement dated October 13, 2000 by and between Texas Lithotripsy Limited Partnership VIII and Lithotripers, Inc. (16)

     10.165 Acquisition of 100% of the Issued and Outstanding Capital Stock of the Windsor Group, Inc. (16)

     10.166 Confidential Private Placement Memorandum for Texas Lithotripsy Limited Partnership VII, L.P.(16)

     10.167 First Amendment to Confidential Private Placement Memorandum for Texas Lithotripsy Limited Partnership VII, L.P.(16)

     10.168 Second Amendment to Confidential Private Placement Memorandum for Texas Lithotripsy Limited Partnership VII, L.P.(16)

     10.169 Third Amendment to Confidential Private Placement Memorandum for Texas Lithotripsy Limited Partnership VII, L.P.(16)

     12           Computation of ratio of earnings to fixed charges.  (16)

     21.1         List of subsidiaries of the Company.  (16)

     23.1         Independent Auditors' Consent of KPMG LLP.   (16)

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

     (15) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1999.

     (16)         Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PRIME MEDICAL SERVICES, INC.







                                               By: /s/ Brad A. Hummel
                                               ----------------------
                                               Brad A. Hummel, President
                                                 and Chief Executive Officer

                                               Date:  March 30, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth S. Shifrin
--------------------------
    Kenneth S. Shifrin
    Chairman of the Board

Date:  March 30, 2001





By: /s/ Cheryl L. Williams
--------------------------
    Cheryl L. Williams

    Senior Vice President of Finance, Secretary and Chief Financial Officer (Principal
    Financial and Accounting Officer)

Date:  March 30, 2001

By: /s/ Joseph Jenkins
----------------------
    Joseph Jenkins, M.D., Director

Date:  March 30, 2001





By: /s/ John McEntire
---------------------
     John McEntire, Director

Date:   March 30, 2001





By: /s/ William A. Searles
--------------------------
    William A. Searles, Director

Date:  March 30, 2001





By: /s/ Michael Spalding
------------------------
    Michael Spalding, M.D., Director

Date:  March 30, 2001




By: /s/ James M. Usdan
----------------------
    James M. Usdan, Director

Date:  March 30, 2001



By: /s/ David Dulaney, M. D.
----------------------------
    David Dulaney, M. D., Director

Date:  March 30, 2001

                                   APPENDIX A

                                      INDEX

                                                                         Page

Independent Auditors' Report                                              A-2

Consolidated Financial Statements:

   Consolidated Statements of Income for the years
    ended  December 31, 2000, 1999 and 1998.                              A-3

   Consolidated Balance Sheets at December 31, 2000
     and 1999.                                                            A-4

   Consolidated  Statements of  Stockholders' Equity for
     the years ended December 31, 2000, 1999 and 1998.                    A-6

   Consolidated  Statements of Cash Flows for the
     years ended December 31, 2000, 1999 and 1998.                        A-7

   Notes to  Consolidated Financial Statements.                           A-10

                          Independent Auditors' Report

The Board of Directors and Shareholders
Prime Medical Services, Inc.:

We have audited the consolidated financial statements of Prime Medical Services, Inc. and subsidiaries ("Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Medical Services, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/:KPMG LLP

Austin, Texas
March 6, 2001

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME


($ in thousands, except per share data)

                                                                               Years Ended December 31,
                                                                       2000               1999              1998
Revenue:
     Lithotripsy:
         Fee revenues                                                 $ 77,143           $ 80,880          $ 83,879
         Management fees                                                 3,684              5,719             5,284
         Equity income                                                   2,508              2,581             2,890
                                                                        ------             ------            ------
                                                                        83,335             89,180            92,053
     Manufacturing                                                      22,157             17,527            11,066
     Refractive                                                         23,501              3,414                 -
     Prostatherapy                                                       1,578              1,834             1,207
     Other                                                                 124                219               310
                                                                       -------            -------           -------
         Total revenue                                                 130,695            112,174           104,636
                                                                       -------            -------           --------

Cost of services and general and administrative expenses:
     Lithotripsy                                                        22,416             23,001            22,674
     Manufacturing                                                      17,149             12,880             9,204
     Refractive                                                         13,856              1,954                -
     Prostatherapy                                                       1,324              1,285               803
     Other                                                                 135                165               249
     Corporate                                                           4,486              5,027             4,926
      Relocation of central billing office                                 698                 -                 -
     Nonrecurring development, impairment
          and other costs, net                                           1,830                627             1,617
                                                                        ------             ------            ------
                                                                        61,894             44,939            39,473
Depreciation and amortization                                           14,187             10,848            10,476
                                                                        ------             ------            ------
         Total operating expenses                                       76,081             55,787            49,949
                                                                        ------             ------            ------
Operating income                                                        54,614             56,387            54,687

Other income (deductions):
     Interest and dividends                                              1,176              1,505             1,417
     Interest expense                                                  (10,563)            (9,408)           (8,469)
     Loan fees                                                            (173)              (566)           (4,978)
     Release of contractual obligation                                       -              1,140                 -
     Other, net                                                             83                (79)              304
                                                                        ------             ------           -------
                                                                        (9,477)            (7,408)          (11,726)
                                                                        ------             ------           -------
Income before provision for income taxes
     and minority interest                                              45,137             48,979            42,961

Minority interest in consolidated income                                27,754             24,508            24,790

Provision for income taxes                                               6,726              9,432             7,377
                                                                        ------             ------            ------
Net income                                                            $ 10,657           $ 15,039          $ 10,794
                                                                        ======             ======            ======
Basic earnings per share:
     Net income                                                         $ 0.66             $ 0.89            $ 0.58
                                                                        ======             ======            ======
     Weighted average shares outstanding                                16,085             16,958            18,650
                                                                        ======             ======            ======
Diluted earnings per share:
     Net income                                                         $ 0.66             $ 0.88            $ 0.57
                                                                        ======             ======            ======
     Weighted average shares outstanding                                16,170             17,114            18,783
                                                                        ======             ======            ======

               See accompanying notes to consolidated financial statements.

                     PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
($ in thousands)

                                                                                            December 31,
                                                                                        2000               1999
ASSETS                                                                                  ----               ----

Current assets:
     Cash and cash equivalents                                                         $15,530            $20,064
     Investments                                                                         1,241              4,120
     Accounts receivable, less allowance for doubtful
        accounts of $212 in 2000 and $224 in 1999                                       30,152             23,273
     Other receivables                                                                   6,619              3,637
     Deferred income taxes                                                               1,032              1,066
     Prepaid expenses and other current assets                                           1,629              2,322
     Inventory                                                                           5,068              3,676
                                                                                        ------             ------
        Total current assets                                                            61,271             58,158
                                                                                        ------             ------
Property and equipment:
     Equipment, furniture and fixtures                                                  53,553             42,128
     Building and leasehold improvements                                                 3,574              2,092
                                                                                        ------             ------
                                                                                        57,127             44,220
     Less accumulated depreciation and
        amortization                                                                   (30,873)           (25,567)
                                                                                        ------             ------
        Property and equipment, net                                                     26,254             18,653
                                                                                        ------             ------
Other investments                                                                       10,229             18,963
Goodwill, at cost, net of amortization                                                 172,824            149,088
Other noncurrent assets                                                                  5,640              2,110
                                                                                      --------           --------
                                                                                      $276,218           $246,972
                                                                                      ========           ========

           See accompanying notes to consolidated financial statements.
                                        A-4

                     PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS (continued)


($ in thousands, except share data)

                                                                                           December 31,
                                                                                    2000                1999
                                                                                    ----                ----
LIABILITIES

Current liabilities:
     Current portion of long-term debt                                            $ 3,705             $ 1,763
     Accounts payable                                                               4,611               3,290
     Accrued distributions to minority interests                                    7,930               8,332
     Accrued expenses                                                               6,908               7,254
                                                                                   ------              ------
         Total current liabilities                                                 23,154              20,639

Long-term debt, net of current portion                                            122,004             103,797
Deferred compensation liability                                                     1,168                   -
Deferred income taxes                                                               9,502               6,400
                                                                                  -------             -------
         Total liabilities                                                        155,828             130,836

Minority interest                                                                  20,599              19,454


STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none outstanding                                                       -                   -
Common stock, $0.01 par value, 40,000,000 shares
     authorized; 19,524,533 issued in 2000 and
     19,367,267 isssued in 1999                                                       195                 194
Capital in excess of par value                                                     88,978              87,655
Accumulated earnings                                                               44,311              33,654
Treasury stock, at cost, 3,961,799 shares in 2000
     and 2,875,300 shares in 1999                                                 (33,693)            (24,821)
                                                                                   ------              ------
         Total stockholders' equity                                                99,791              96,682
                                                                                 --------            --------
                                                                                 $276,218            $246,972
                                                                                 ========            ========





             See accompanying notes to consolidated financial statements.

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       For the years ended December 31, 2000, 1999 and 1998

($ in thousands, except share data)

                                                                            Capital in
                                                    Issued   Common Stock    Excess of  Accumulated        Treasury Stock
                                                    Shares       Amount     Par Value    Earnings        Shares      Amount   Total
                                                    ------       ------     ---------    --------        ------      ------   -----
Balance, January 1, 1998                          19,306,267      $ 193    $ 84,050     $ 7,821           -         $ -    $ 92,064

     Net income for the year                            -           -           -        10,794           -           -      10,794

     Tax benefits on exercised warrants                 -           -         3,096        -              -           -       3,096

     Exercise of stock options including tax
     benefit of $140 on non-qualifying exercises      44,000          1         234        -              -           -         235

     Purchase of treasury stock                         -           -           -          -        (1,845,200)    (16,439) (16,439)
                                                  ----------       ----      ------      ------     -----------    --------  ------
Balance, December 31, 1998                        19,350,267        194      87,380      18,615     (1,845,200)    (16,439)  89,750

     Net income for the year                            -           -           -        15,039           -           -      15,039

     Issuance of warrants                               -           -           170        -              -           -         170

     Exercise of stock options including tax
     benefit of $18 on non-qualifying exercises       17,000        -           105        -              -           -         105

     Purchase of treasury stock                         -           -           -          -        (1,030,100)     (8,382)  (8,382)
                                                  ----------       ----      ------      ------     -----------    --------  ------
Balance, December 31, 1999                        19,367,267        194      87,655      33,654     (2,875,300)    (24,821)  96,682

     Net income of the year                             -           -           -        10,657           -           -      10,657

     Issuance of warrants                               -           -         1,211        -              -           -       1,211

     Stock options exercised under
        a deferred compension plan                   141,599          1        -           -          (141,599)     (1,169)  (1,168)

     Exercise of stock options including tax
     benefit of $18 on non-qualifying exercises       15,667        -           112        -              -           -         112

     Purchase of treasury stock                         -           -           -          -          (944,900)     (7,703)  (7,703)
                                                  ----------       ----      ------      ------     -----------    --------  ------
Balance, December 31, 2000                        19,524,533      $ 195    $ 88,978    $ 44,311   $ (3,961,799)  $ (33,693)$ 99,791
                                                  ==========       ====      ======      ======     ===========    ========  ======


  See accompanying notes to consolidated financial statements.

                             PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

                                                                                Years Ended December 31,
                                                                       2000              1999             1998
                                                                    ------------      -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected                                  $ 120,507        $ 108,251          $ 98,649
     Cash paid to employees, suppliers
         of goods and others                                            (63,236)         (52,144)          (39,748)
     Purchases of investments                                            (3,714)          (9,222)                -
     Proceeds from sales and maturities of investments                    6,615            5,003                 -
     Interest received                                                    1,154            1,505             1,417
     Interest paid                                                      (10,405)          (9,353)           (7,261)
     Taxes paid                                                          (5,741)          (8,296)           (7,506)
                                                                    ------------      -----------      ------------

         Net cash provided by operating activities                       45,180           35,744            45,551
                                                                    ------------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equity investments and entities                        (23,784)         (23,580)                -
     Purchases of equipment and leasehold
         improvements                                                   (12,975)          (5,790)           (5,213)
     Proceeds from sales of equipment                                       277              207               224
     Distributions from investments                                       2,680            2,352             2,532
     Other                                                                    -              570               315
                                                                    ------------      -----------      ------------

         Net cash used in investing activities                          (33,802)         (26,241)           (2,142)
                                                                    ------------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable, exclusive of interest                    (3,075)          (1,403)          (80,484)
     Borrowings on notes payable                                         21,592            4,584           100,025
     Distributions to minority interest                                 (27,092)         (27,180)          (25,799)
     Debt issuance costs                                                      -                -            (4,417)
     Contributions by minority interest                                     202            2,636                72
     Exercise of stock options                                              164              160                 9
     Purchase of treasury stock                                          (7,703)          (8,382)          (16,439)
                                                                    ------------      -----------      ------------

         Net cash used in financing activities                          (15,912)         (29,585)          (27,033)
                                                                    ------------      -----------      ------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                (4,534)         (20,082)           16,376

Cash and cash equivalents, beginning of period                           20,064           40,146            23,770
                                                                    ------------      -----------      ------------

Cash and cash equivalents, end of period                               $ 15,530         $ 20,064          $ 40,146
                                                                    ============      ===========      ============



              See accompanying notes to consolidated financial statements.

                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)

                                                                           Years Ended December 31,
                                                                    2000             1999             1998
                                                                 ------------     ------------     ------------

Reconciliation of net income to net cash
     provided by operating activities:
Net income                                                          $ 10,657         $ 15,039         $ 10,794
Adjustments to reconcile net income to cash provided
     by operating activities:
         Minority interest in consolidated income                     27,754           24,508           24,790
         Depreciation and amortization                                14,187           10,848           10,476
         Provision for uncollectible accounts                            110              702              252
         Equity in earnings of affiliates                             (2,342)          (2,802)          (2,890)
         Debt issuance costs                                               -                -            4,417
         Provision for deferred income taxes                           1,298            2,875             (442)
         Write down of equipment                                       1,230            1,149                -
         Settlement of contingent liability                                -             (500)               -
         Release of contractual liability                                  -           (1,140)               -
         Other                                                          (161)             (66)            (100)
     Changes in operating assets and liabilities,
         net of effect of purchase transactions:
             Investments                                               2,879           (4,120)               -
             Accounts receivable                                      (7,729)          (1,851)          (3,186)
             Other receivables                                        (3,400)          (1,570)            (910)
             Other assets                                               (839)          (2,585)          (1,244)
             Accounts payable                                            556           (2,665)             822
             Accrued expenses                                            980           (2,078)           2,772
                                                                 ------------     ------------     ------------

     Total adjustments                                                34,523           20,705           34,757
                                                                 ------------     ------------     ------------

Net cash provided by operating activities                           $ 45,180         $ 35,744         $ 45,551
                                                                 ============     ============     ============




             See accompanying notes to consolidated financial statements.

                       PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)

                                                                                      Years Ended December 31,
                                                                                2000           1999            1998
                                                                            ----------    ------------    ------------
SUPPEMENTAL INFORMATION OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:

At December 31, the Company had accrued distributions payable to minority interests.  The effect of this transaction was as follows:
         Current liabilities increased by                                     $ 7,930         $ 8,332         $ 8,951
         Minority interest decreased by                                         7,930           8,332           8,951

In 2000, the Company acquired four refractive centers.
     These transactions are discussed further in Note D.  The acquired assets and liabilities were as follows:
         Current assets increased by                                              594               -               -
         Noncurrent assets increased by                                         7,221               -               -
         Goodwill increased by                                                 20,899               -               -
         Current liabilities increased by                                         701               -               -
         Noncurrent liabilities increased by                                    2,082               -               -
         Minority interest increased by                                         1,005               -               -
         Capital in excess of par value increased by                            1,142               -               -

In 2000, 147,000 options were exercised into a deferred
     compensation plan.
         Noncurrent liabilities increased by                                    1,168               -               -
         Stockholder's equity decreased by                                      1,168               -               -


In 1999, the Company acquired, through a majority owned subsidiary
     60% of the outstanding stock of Horizon Vision Centers.  This transaction is discussed further in Note D.  The acquired assets and liabilities were as follows:
         Current assets increased by                                                -             710               -
         Noncurrent assets increased by                                             -           3,057               -
         Goodwill increased by                                                      -           9,174               -
         Current liabilities increased by                                           -           1,489               -
         Noncurrent liabilities increased by                                        -             413               -
         Minority interest increased by                                             -             910               -

In 1998, the Company recognized tax benefits associated with warrants previously exercised.  The effect of this was as follows:
         Current liabilities decreased by                                           -               -           1,512
         Noncurrent liabilities decreased by                                        -               -           1,584
         Stockholders' equity increased by                                          -               -           3,096





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

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Prime, its wholly-owned subsidiaries, entities more than 50% owned and partnerships where Prime has control, even though its ownership is less than 50%. Investments in entities in which the Company's investment is less than 50% ownership, and the Company does not have significant influence, are accounted for by the equity method if ownership is between 20% - 50%, or by the cost method if ownership is less than 20%. Through December 31, 2000, the Company had recognized approximately $274,000 in undistributed earnings using the equity method. This amount represents undistributed earnings from entities, in which the Company owns 50% or less, and does not have significant influence. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers as cash equivalents demand deposits and all short-term investments with an original maturity of three months or less.

Investments

The Company classifies its investments in debt securities as trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. The change in net unrealized holding gain or loss on trading securities was not material for the years ended December 31, 2000 and 1999.

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

Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill is amortized using the straight-line basis over a period not to exceed twenty five years for the refractive segment and forty years for the lithotripsy segment. Accumulated amortization at December 31, 2000 and 1999 is $23,950,000 and $18,155,000, respectively. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the goodwill, a loss is recognized for the difference between the discounted cash flows and carrying value of the goodwill.

Revenue Recognition

Revenues generated from management services and the manufacture of trailers are recognized as they are earned. The Company's lithotripsy fee revenues are based upon fees charged for services to hospitals, commercial insurance carriers, state and federal health care agencies, and individuals, net of contractual fee reductions. The Company's refractive revenues are based on fees charged for services to individuals or commercial insurance carriers, net of contractual fee reductions.

Major Customers and Credit Concentrations

A significant portion of the Company's manufacturing revenues are from four customers. For the years ended December 31, 2000 and 1999, sales to these four customers accounted for 80% and 71% of each year's manufacturing revenues, respectively.

Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers, as well as their dispersion across many geographic areas. Other than as disclosed below, the Company does not consider itself to have any significant concentrations of credit risk. At December 31, 2000, approximately 15% of accounts receivable relate to units operating in Texas, 8% relate to units located in Louisiana, 8% relate to units operating in Virginia, and 9% relate to units located in California. At December 31, 1999, approximately 14% of accounts receivable relate to units operating in Texas, 8% relate to units located in Louisiana, 7% relate to units located in Virginia, and 12% relate to units located in California.

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

Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such earnings per share data is as follows:

(In thousands, except per share data)

                                             Net           Per Share
For the year ended December 31, 2000         Income        Shares       Amounts
------------------------------------         ------        ------       -------

         Basic                              $10,657        16,085       $0.66
                                                                        =====
         Effect of dilutive securities:
                Options                        -               85
                                            -------        ------       -----
         Diluted                            $10,657        16,170       $0.66
                                            =======        ======       =====
For the year ended December 31, 1999
------------------------------------
         Basic                              $15,039        16,958       $0.89
                                                                        =====
         Effect of dilutive securities:
                Options                        -              156
                                            -------        ------       -----
         Diluted                            $15,039        17,114       $0.88
                                            =======        ======       =====
For the year ended December 31, 1998
------------------------------------
         Basic                              $10,794        18,650        $0.58
                                                                         =====
         Effect of dilutive securities:
                Options                        -              133
                                            -------        ------        -----
         Diluted                            $10,794        18,783        $0.57
                                            =======        ======        =====

         Unexercised employee stock options and warrants to purchase 1,638,000, 1,247,000 and 1,708,000 shares of Prime common stock as of December 31, 2000, 1999 and 1998, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of Prime's common stock during the respective periods.

C.  INVESTMENTS

Barnet Dulaney Eye Center

Effective September 1, 1999 the Company purchased a 60% interest in two laser (refractive) surgery centers operated by Barnet Dulaney Eye Center for approximately $8,807,000 in cash and a warrant to purchase 29,000 shares of Company common stock, plus a contingent earn-out obligation totaling $1 million which was paid in 2000 at the end of the first year of post- acquisition operations. The contingent earn-out obligation was based on the operating performance of one of the two surgery centers for one year. This investment was accounted for using the equity method until June 30, 2000. Effective July 1, 2000, the Company amended certain agreements related to its 60% interest in Barnet Dulaney Eye Center. As a result of these amendments, the Company's investment in the Barnet Dulaney Eye Center has been consolidated in the accompanying financial statements as of July 1, 2000.

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

American Physicians Service Group, Inc.

At December 31, 2000 and 1999, the Company owned 111,000 and 1,000 shares of common stock, respectively, representing less than 1%, of the outstanding common stock of American Physicians Service Group, Inc. (APS). APS owned approximately 15% and 14% of the outstanding common stock of the Company at December 31, 2000 and 1999, respectively. Two of the Company's six board members are also on the board of APS.

The Company occupies approximately 11,600 square feet of office space owned by APS. The Company also shares certain personnel with APS. The monthly rent and personnel cost is approximately $18,000. The Company purchased treasury stock shares through APS Financial

Services, Inc. (a wholly owned subsidiary of APS). For the years ended December 31, 2000 and 1999, the Company paid commissions of approximately $8,000 and $25,000, respectively, to acquire 136,200 and 420,100 shares, respectively, which management believes was competitive with commissions charged by other firms offering such services.

D.  ACQUISITIONS

Effective March 1, 2000, the Company purchased a 60% interest in the Mann Berkeley Caplan Laser Center of Austin, Texas, a refractive vision correction center. The Company paid approximately $3.8 million in cash and issued warrants to purchase 27,000 shares of common stock, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 28,000 shares of common stock to a third party.

Effective March 1, 2000, the Company purchased a 60% interest in the Caster Eye Center, a refractive vision correction center. The Company paid approximately $5.8 million in cash, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 44,000 shares of common stock to a third party.

Effective April 1, 2000, the Company purchased a 65% interest in New York Eye Specialists, a refractive vision correction center. The Company paid approximately $8.9 million in cash, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 67,000 shares of common stock to a third party.

Effective September 1, 2000, the Company purchased a 65% interest in Vision Correction Centers of Kansas City, a refractive vision correction center. The Company paid approximately $4.5 million in cash for the center in October 2000, and has accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, the Company issued warrants to purchase 34,000 shares of common stock to a third party.

Effective September 1, 1999, the Company acquired 60% of the outstanding stock of Horizon Vision Centers, Inc. (Horizon). Horizon operates seven laser (refractive) surgery centers in California. The Company paid approximately $10.9 million in cash for this acquisition and has accounted for the transaction using the purchase method of accounting. Additionally in conjunction with a modification to the purchase agreement in 2000, the Company issued warrants to purchase 81,000 shares of common stock to a third party.

Certain of the acquisitions discussed above have contingent earn-out clauses based on the future operations of the related centers exceeding certain performance measurements. The Company does not believe any future payments would be significant.

Unaudited proforma combined income data for the years ended December 31, 2000 and 1999 of the Company, the acquisitions discussed above and the acquisition of Barnet Dulaney Eye Center's refractive surgery centers discussed in Note C assuming they were effective January 1, 1999 is as follows:

         ($ in thousands, except per share data)         2000             1999
                                                         ----             ----

                  Total revenues                      $140,865         $139,919
                  Total expenses                      $128,485         $122,516
                                                      --------         --------

                     Net income                       $ 12,380          $17,403
                                                      ========          =======

                     Diluted earnings per share          $0.77            $1.02
                                                      ========         ========

E.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of the Company's significant financial instruments as of December 31, 2000 and 1999 are as follows:

                                   2000                           1999
                                   ----                           ----
                            Carrying       Fair       Carrying         Fair
  ($in thousands)            Amount       Value        Amount          Value
                             ------       -----        ------          -----
   Financial assets:
     Cash                   $15,530      $15,530       $20,064        $20,064
     Investments              1,241        1,241         4,120          4,120
     Accounts receivable     30,152       30,152        23,273         23,273
     Other receivables        6,619        6,619         3,637          3,637

  Financial liabilities:
     Debt                   125,709      111,709       105,560         97,560
     Accounts payable         4,611        4,611         3,290          3,290

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

Debt

The fair value at December 31, 2000 and 1999 for the $100 million fixed rate senior subordinated notes was valued using the market rate of 11.66% and 10.2%, respectively. The carrying value of the debt bearing interest at prime rate approximates fair value.

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

F.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                          December 31,
($ in thousands)                                     2000            1999
                                                     ----            ----
     Legal fees                                     $ 146            $291
     Accrued group insurance costs                     60             193
     Compensation and payroll related expense       1,472           1,393
     Taxes, other than income taxes (benefit)         (26)            343
     Accrued interest                               2,404           2,247
     Deferred payments for acquisitions                --              54
     Other                                          2,852           2,733
                                                    -----           -----

                                                  $ 6,908         $ 7,254
                                                    =====           =====

G.  INDEBTEDNESS

Long-term debt is as follows:

($ in thousands)                                            December 31,
                                                    2000                1999
                                                    ----                ----
     Interest Rates         Maturities

        8.75%                2000-2008            $100,000            $100,808
        Floating             2000-2003              24,030               4,464
        None                 2000-2006                 162                 162
        6%-9%                2000-2004               1,517                 126
                                               -----------        ------------
                                                  $125,709            $105,560

     Less current portion of long-term debt          3,705               1,763
                                               -----------         -----------
                                                  $122,004            $103,797
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

During 1998, the Company amended its syndicated bank facility from $135 million to $100 million. The facility consists of a $100 million revolving credit facility bearing interest of LIBOR + 1 to 2%, maturing in April 2003. At December 31, 2000, the Company had drawn $18 million on the revolving credit facility. At December 31, 2000, interest on the Company's bank facility was 8.59%. The assets of the Company and the stock of its subsidiaries collateralize the bank facility.

The stated principal repayments for all indebtedness as of December 31, 2000 are payable as follows:

                   ($ in thousands)
                                        2001          $ 3,705
                                        2002            2,292
                                        2003           19,165
                                        2004              217
                                        2005              261
                                      Thereafter      100,069

H.  COSTS OF SERVICES AND GENERAL AND ADMINISTRATIVE EXPENSES

Costs of services and general and administrative expenses consist of the following:

                                            Years Ended December 31,
                                         2000         1999            1998
                                         ----         ----            ----
  ($ in thousands)

     Salaries, wages and benefits      $19,767      $16,230         $16,294
     Other costs of services            11,121        7,789           7,136
     General and administrative          6,844        5,770           3,225
     Legal and professional              2,516        2,167           2,551
     Manufacturing costs                15,851       11,902           8,294
     Advertising                         3,143          255             157
     Other                               2,652          826           1,816
                                       -------      -------         -------
                                       $61,894      $44,939         $39,473
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

The Company sponsors a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. The Company's maximum claim exposure is limited to $35,000 per person per policy year. At December 31, 2000, the
Company had 256 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. The Company's contributions totaled $1,025,000, $966,000 and $623,000, in 2000, 1999 and 1998 respectively.

In 2000, 147,000 options were exercised with exercise prices of $.25 and $.56 in conjunction with the establishment of a deferred compensation plan. The related common stock is held in the deferred compensation plan.The Company has a related deferred compensation liability of $1,168,000 recorded on the accompanying balance sheet.

J.  COMMON STOCK OPTIONS AND WARRANTS

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

In June 1997, the Company adopted an amendment to the 1993 Stock Option Plan that authorized an additional 500,000 shares. In June 1998, the Company adopted an amendment to the 1993 Stock Option Plan that authorized an additional 750,000 shares. In June 1999 the Company adopted an amendment to the 1993 Stock Option Plan that authorized an additional 400,000 shares.

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:


                                         2000                               1999                        1998

                               Options     Weighted-Average      Options    Weighted-Average      Options  Weighted-Average
                               (000)       Exercise Price         (000)     Exercise Price        (000)     Exercise Price
                               --------------------------------- -------------------------------- ------------------------

Outstanding-beginning

of year                          2,294          $9.10             1,892         $10.10             1,394         $11.04

Granted                            441           7.21               695           7.56               825           8.63

Exercised                         (163)           .89               (17)          5.10               (44)          3.73

Forfeited                         (168)         12.49              (276)         12.20              (283)         12.58
                                ------          -----             -----        -------           -------        -------

Outstanding-end of year          2,404          $9.09             2,294          $9.10             1,892         $10.10
                                ======                            =====                            =====

Exercisable at end of year       1,563          $9.82             1,137          $9.89               806         $10.74

Weighted-average fair
value of options

granted during the year          $2.71            --              $2.96            --              $3.40           --


The following table summarizes the Company's outstanding options at December 31, 2000:

                                                           Outstanding Options                    Exercisable Options
                                                       Weighted
                                                       Average             Weighted                            Weighted
                                                      Remaining             Average                             Average
                                   Options            Contractual           Exercise               Options     Exercise
Range of Exercise Prices            (000)                 Life               Price                  (000)         Price
------------------------            -----                 ----               -----                  -----         -----

$0.25 - $4.91                         130              4.1 years              $4.91                   --         $  --
$4.92 - $8.50                       1,198              3.4 years               7.53                  626           7.38
$8.51 - $12.25                        621              3.1 years               9.78                  517           9.92
$12.26 - $15.32                       455              1.3 years              13.43                  420          13.35
                                      ---                                                            ---

Total                               2,404                                                          1,563
                                    =====                                                          =====


Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.6%, 6.5% and

5.2%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of .42, .44 and .42; and a weighted-average expected life of the option of 4 years.

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows (in thousands except for earnings per share information):

                                 2000                   1999             1998

Pro forma net income            $8,512                $11,960           $7,817
Pro forma earning per share:
Basic                            $0.53                  $0.71            $0.42
Diluted                          $0.53                  $0.70            $0.42

As  of  December  31,  2000,  the  Company  had  issued   warrants  to  purchase
approximately 310,000 shares of common stock to third parties. The exercise prices of the warrants range from $7.73 to $10.38 per share. These warrants were issued in conjunction with the refractive acquisitions discussed in Note D.

K.  LONG-LIVED ASSETS TO BE DISPOSED OF

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, equipment which management has both the ability and intent to remove from service is reported in the financial statements at the lower of carrying amount or fair value less costs to sell. In December 2000, the Company committed to dispose of its prostatherapy segment and entered into an agreement to dispose of this segment in January 2001. In exchange for 100% of its interest in its prostatherapy segment, the Company received an unsecured non-recourse note receivable. An estimated impairment of $1,230,000 was recognized to adjust the segment net assets to fair value less the estimated costs to sell in the caption "nonrecurring development, impairment and other costs, net" in the accompanying statement of income.

 During 1999, the Company approved the removal from service of five lithotripter units. Three of these units were removed from service by the end of 1999 and the remaining two were removed from service in the first quarter of 2000. These assets were held by the lithotripsy segment. The customers of these units are now serviced by other equipment. A loss of approximately $1.1 million was recognized on the write-down to fair value less costs to sell in the caption "nonrecurring development, impairment and other costs, net" of the accompanying statement of income. The minority interest portion of this loss was approximately $600,000.

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

Income tax expense consists of the following:

                                           Years Ended December 31,
($ in thousands)                     2000             1999            1998
                                     ----             ----            ----
   Federal:
     Current                       $4,494           $5,490          $6,404
     Deferred                       1,298            2,875            (442)
     State                            934            1,067           1,415
                                   ------           ------          ------
                                   $6,726           $9,432          $7,377
                                   ======           ======          ======

A reconciliation of expected income tax (computed by applying the United States statutory income tax rate of 35% to earnings before income taxes) to total income tax expense in the accompanying consolidated statements of income follows:

                                           Years Ended December 31,
($ in thousands)                    2000              1999            1998
                                    ----              ----            ----

  Expected federal income tax     $6,084            $8,565          $6,360
  State taxes                        607               694             920
  Other                               35               173              97
                                  ------            ------          ------
                                  $6,726            $9,432          $7,377
                                  ======            ======          ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

($ in thousands)
                                                    2000               1999
                                                    ----               ----
  Deferred tax assets:
   Capitalized costs                              $1,079             $1,948
   Loan origination fees amortizable for
        tax purposes                                 644                949
   Accounts receivable, principally due to
        allowance for doubtful accounts               -                  73
   Accrued expenses deductible for tax
        purposes when paid                         1,032                994
                                                   -----              -----
        Total gross deferred tax assets            2,755              3,964
        Less valuation allowance                     --                 --
                                                   -----              -----
        Net deferred tax assets                   $2,755             $3,964
                                                   -----              -----


 ($ in thousands)
                                                    2000               1999
                                                    ----               ----
  Deferred tax liabilities:
    Property and equipment, principally due
        to differences in depreciation           $  (245)           $   (99)
    Investments in affiliated entities,
        principally due to undistributed income   (1,820)            (2,329)
    Intangible assets, principally due to
        differences in amortization periods
        for tax purposes                          (9,160)            (6,870)
                                                   ------            ------
    Total gross deferred tax liability           (11,225)            (9,298)
                                                 -------             ------
        Net deferred tax liability              $ (8,470)          $ (5,334)
                                                 =======             ======

There is no valuation allowance for deferred tax assets at December 31, 2000 and 1999.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deductible temporary differences reverse, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2000.

M.  SEGMENT REPORTING

The Company has three reportable segments: lithotripsy, manufacturing and refractive. The lithotripsy segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers. The refractive segment, which was added in 1999, provides services related to the operations of refractive vision correction centers. Other operating segments which do not meet the quantitative thresholds for reportable segments include prostatherapy services, which was disposed in January 2000.

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

The Company's segments are divisions that offer different services, and require different technology and marketing approaches. The majority of the lithotripsy segment is comprised of acquired entities, as are the manufacturing and refractive segments. The prostatherapy segment was developed internally. The presentation of segments for 1998, which included two segments for medical and manufacturing, have been recast to conform to the Company's operating segments for 2000 and 1999.

All of the Company's revenues are earned in the United States and long-lived assets are located in the United States. The Company does not have any major customers who account for more than 10% of its revenues.

 ($ in thousands)
                       Lithotripsy    Manufacturing   Refractive       Other
                       -----------    -------------   ----------       -----
2000
----
Revenue from
external customers         $83,335        $22,157      $23,501         $1,702

Intersegment revenues         --              298          --             --

Interest income                408             12            5             14

Interest expense               499            125        1,003            --

Depreciation and
  amortization               9,798            165        3,688            394

Segment profit              26,916          3,541        2,418             82

Segment assets             193,683         13,489       57,403              4

Investment in
  equity method
  investees                  9,696            --           --             --

Capital expenditures         4,961            172        6,283            500

1999
----
Revenue from
external customers         $89,180        $17,527        $3,414         $2,053

Intersegment revenues          --             243           --             --

Interest income                341            --            --               4

Interest expense               269             98           457            --

Depreciation and
  amortization               9,754            264           363            336

Segment profit              32,115          3,430           450            337

Segment assets             195,012         13,122        23,254          3,021

Investment in
 equity method
 investees                   8,814            -           9,375            --

Capital expenditures         4,367            161           548            298

($ in thousands)
                        Lithotripsy    Manufacturing   Refractive      Other
                        -----------    -------------   ----------      -----
         1998
         ----
Revenue from
external customers         $92,053        $11,066          --         $1,517

Intersegment revenues         --              255          --            --

Interest income               444             --           --              3

Interest expense              235             38           --            --

Depreciation and
  amortization              9,899            223           --            252

Segment profit             35,484          1,142           --            209

Segment assets            203,653          9,916           --          2,628

Investment in
  equity method
  investees                10,696            --            --            --

Capital expenditures        2,770          1,580           --            787


The following is a reconciliation of revenues per above to the consolidated revenues per the consolidated statements of income:

 ($ in thousands)                            2000          1999         1998
                                             ----          ----         ----

  Total revenues for reportable segments   $129,291     $110,364     $103,374

  Other segment                               1,702        2,053        1,517

  Elimination of intersegment revenues         (298)        (243)        (255)
                                           --------       -------    --------

     Total consolidated revenues           $130,695      $112,174    $104,636
                                           ========      ========    ========

The following is a reconciliation of profit per above to income before taxes per the consolidated statements of income:

($ in thousands)                           2000           1999           1998
                                           ----           ----           ----

Total profit for reportable segments     $32,875        $35,995        $36,626

Other segment                                 82            337            209

Unallocated corporate expenses:

General and administrative                (4,486)        (5,027)        (4,926)

Net interest expense                      (8,199)        (7,424)        (7,226)

Loan fees and stock offering costs          (173)          (566)        (4,978)

Relocation of central billing office        (698)           --             --

Nonrecurring development and other costs  (1,830)           475         (1,617)

Release of contractual obligation            --           1,140            --

Other, net                                  (188)          (459)            83
                                         --------       --------      --------

Unallocated corporate expenses total     (15,574)       (11,861)       (18,664)
                                         --------        -------       -------

Income before income taxes               $17,383        $24,471        $18,171
                                         =======        =======        =======

The  following  is  a  reconciliation   of  segment  assets  per  above  to  the
consolidated assets per the consolidated balance sheets:

($ in thousands)                          2000          1999            1998
                                          ----          ----            ----

Total assets for reportable segments   $264,575      $231,388         $213,569

Other segment                                 4         3,021            2,628

Unallocated corporate assets             11,639        12,563           24,001
                                       --------      --------         --------

Consolidated total                     $276,218      $246,972         $240,198
                                       ========      ========         ========

The reconciliation of the other significant items to the amounts reported in the consolidated financial statements is as follows:

                                                     Eliminating
($ in thousands)             Segments    Corporate     Entries   Consolidated
                             --------    ---------     -------   ------------
2000

Interest income                $439      $1,992        $(1,255)     $1,176
Interest expense              1,627      10,191         (1,255)     10,563
Depreciation and
  amortization               14,045         142            --       14,187
Capital expenditures         11,916       1,059            --       12,975

1999

Interest income               $345       $1,250           $(90)     $1,505
Interest expense               824        8,674            (90)      9,408
Depreciation and
  amortization              10,717          131             --      10,848
Capital expenditures         5,374          416             --       5,790

1998

Interest income               $447       $1,007           $(37)     $1,417
Interest expense               273        8,233            (37)      8,469
Depreciation and
  amortization              10,374          102             --      10,476
Capital expenditures         5,137           76             --       5,213

The amounts in 2000, 1999 and 1998 for interest income and expense, depreciation and amortization and capital expenditures represent amounts recorded by the operations of the Company's corporate functions, which have not been allocated to the segments.

N.  CONDENSED FINANCIAL INFORMATION REGARDING GUARANTOR  SUBSIDIARIES

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and non-guarantor subsidiaries as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the Notes described in Note G.

                         PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           Condensed Consolidating Statement of Income
                                  Year Ended December 31, 2000

                                               Prime Medical    Guarantor      Non-Guarantor   Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries      Entries          Total
                                              ------------------------------  --------------  --------------  --------------

Revenue:
     Lithotripsy:
         Fee revenues                                   $ -        $ 15,490        $ 61,653             $ -        $ 77,143
         Management fees                                  -           2,131           1,553               -           3,684
         Equity income                               24,615          18,666             530         (41,303)          2,508
                                              --------------  --------------  --------------  --------------  --------------
                                                     24,615          36,287          63,736         (41,303)         83,335
     Manufacturing                                        -               -          22,157               -          22,157
     Refractive                                       2,211           5,025          22,577          (6,312)         23,501
     Prostatherapy                                        -               -           1,578               -           1,578
     Other                                                -             124               -               -             124
                                              --------------  --------------  --------------  --------------  --------------
         Total revenue                               26,826          41,436         110,048         (47,615)        130,695
                                              --------------  --------------  --------------  --------------  --------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                      -             792          21,624               -          22,416
         Manufacturing                                    -               -          17,149               -          17,149
         Refractive                                       -             164          13,692               -          13,856
         Prostatherapy                                    -            (288)          1,612               -           1,324
         Other                                            -             135               -               -             135
         Corporate                                       54           4,432               -               -           4,486
         Relocation of central billing office             -             698               -               -             698
         Nonrecurring development, impairment                                             -               -               -
            and other costs                           1,230             600               -               -           1,830
                                              --------------  --------------  --------------  --------------  --------------
                                                      1,284           6,533          54,077               -          61,894
Depreciation and amortization                             -           7,266           6,921               -          14,187
                                              --------------  --------------  --------------  --------------  --------------
         Total operating expenses                     1,284          13,799          60,998               -          76,081
                                              --------------  --------------  --------------  --------------  --------------

Operating income                                     25,542          27,637          49,050         (47,615)         54,614
                                              --------------  --------------  --------------  --------------  --------------

Other income (deductions):
     Interest income                                    197             542             437               -           1,176
     Interest expense                                (9,741)            (28)           (794)              -         (10,563)
     Loan fees and stock offering costs                (173)              -               -               -            (173)
     Other, net                                          49             (51)             85               -              83
                                              --------------  --------------  --------------  --------------  --------------
         Total other income (deductions)             (9,668)            463            (272)              -          (9,477)
                                              --------------  --------------  --------------  --------------  --------------

Income before provision for income
     taxes and minority interest                     15,874          28,100          48,778         (47,615)         45,137

Minority interest in consolidated income                  -               -               -          27,754          27,754

Provision for income taxes                            5,217           1,274             235               -           6,726
                                              --------------  --------------  --------------  --------------  --------------

Net income                                         $ 10,657        $ 26,826        $ 48,543       $ (75,369)       $ 10,657
                                              ==============  ==============  ==============  ==============  ==============



                   PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Condensed Consolidating Statement of Income
                           Year Ended December 31, 1999

                                            Prime Medical    Guarantor       Non-Guarantor   Eliminating     Consolidated
($ in thousands)                            Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                           ------------------------------   --------------  --------------  --------------

Revenue:
     Lithotripsy:
         Fee revenues                                $ -        $ 20,303         $ 60,577             $ -        $ 80,880
         Management fees                               -           3,304            2,415               -           5,719
         Equity income                            32,763          18,799                -         (48,981)          2,581
                                           --------------  --------------   --------------  --------------  --------------
                                                  32,763          42,406           62,992         (48,981)         89,180
     Manufacturing                                     -               -           17,527               -          17,527
     Refractive                                      346             410            3,004            (346)          3,414
     Prostatherapy                                     -               -            1,834               -           1,834
     Other                                             -             219                -               -             219
                                           --------------  --------------   --------------  --------------  --------------
         Total revenue                            33,109          43,035           85,357         (49,327)        112,174
                                           --------------  --------------   --------------  --------------  --------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                   -           1,995           21,006               -          23,001
         Manufacturing                                 -               -           12,880               -          12,880
         Refractive                                    -               -            1,954               -           1,954
         Prostatherapy                                 -            (198)           1,483               -           1,285
         Other                                         -             165                -               -             165
         Corporate                                   248           4,779                -               -           5,027
         Nonrecurring development,
         impairment and other costs, net            (570)            173            1,024               -             627
                                           --------------  --------------   --------------  --------------  --------------
                                                    (322)          6,914           38,347               -          44,939
Depreciation and amortization                          5           5,216            5,627               -          10,848
                                           --------------  --------------   --------------  --------------  --------------
         Total operating expenses                   (317)         12,130           43,974               -          55,787
                                           --------------  --------------   --------------  --------------  --------------

Operating income                                  33,426          30,905           41,383         (49,327)         56,387
                                           --------------  --------------   --------------  --------------  --------------

Other income (deductions):
     Interest income                                 749             510              246               -           1,505
     Interest expense                             (9,111)            438             (735)              -          (9,408)
     Loan fees and stock offering costs             (492)            (74)               -               -            (566)
     Release of contractual obligation                 -           1,140                -               -           1,140
     Other, net                                     (662)            522               61               -             (79)
                                           --------------  --------------   --------------  --------------  --------------
         Total other income (deductions)          (9,516)          2,536             (428)              -          (7,408)
                                           --------------  --------------   --------------  --------------  --------------

Income before provision for income
     taxes and minority interest                  23,910          33,441           40,955         (49,327)         48,979

Minority interest in consolidated income               -               -                -          24,508          24,508

Provision for income taxes                         8,871             332              229               -           9,432
                                           --------------  --------------   --------------  --------------  --------------

Net income                                      $ 15,039        $ 33,109         $ 40,726       $ (73,835)       $ 15,039
                                           ==============  ==============   ==============  ==============  ==============


                   PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Condensed Consolidating Statement of Income
                             Year Ended December 31, 1998

                                            Prime Medical    Guarantor       Non-Guarantor   Eliminating     Consolidated
($ in thousands)                            Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                           ------------------------------   --------------  --------------  --------------

Revenue:
     Lithotripsy:
         Fee revenues                                $ -        $ 22,487         $ 61,392             $ -        $ 83,879
         Management fees                               -           3,126            2,158               -           5,284
         Equity income                            30,952          20,077                -         (48,139)          2,890
                                           --------------  --------------   --------------  --------------  --------------
                                                  30,952          45,690           63,550         (48,139)         92,053
     Manufacturing                                     -               -           11,066               -          11,066
     Prostatherapy                                     -               -            1,207               -           1,207
     Other                                             -             310                -               -             310
                                           --------------  --------------   --------------  --------------  --------------
         Total revenue                            30,952          46,000           75,823         (48,139)        104,636
                                           --------------  --------------   --------------  --------------  --------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                   -           3,977           18,697               -          22,674
         Manufacturing                                 -               -            9,204               -           9,204
         Prostatherapy                                 -               -              803               -             803
         Other                                         -             249                -               -             249
         Corporate                                   203           4,723                -               -           4,926
         Nonrecurring development,
         impairment and other costs, net           1,617               -                -               -           1,617
                                           --------------  --------------   --------------  --------------  --------------
                                                   1,820           8,949           28,704               -          39,473
Depreciation and amortization                          7           5,221            5,248               -          10,476
                                           --------------  --------------   --------------  --------------  --------------
         Total operating expenses                  1,827          14,170           33,952               -          49,949
                                           --------------  --------------   --------------  --------------  --------------

Operating income                                  29,125          31,830           41,871         (48,139)         54,687
                                           --------------  --------------   --------------  --------------  --------------

Other income (deductions):
     Interest income                                 735             305              377               -           1,417
     Interest expense                             (8,234)            (44)            (191)              -          (8,469)
     Loan fees and stock offering costs           (4,978)              -                -               -          (4,978)
     Other, net                                      (39)            331               12               -             304
                                           --------------  --------------   --------------  --------------  --------------
         Total other income (deductions)         (12,516)            592              198               -         (11,726)
                                           --------------  --------------   --------------  --------------  --------------

Income before provision for income
     taxes and minority interest                  16,609          32,422           42,069         (48,139)         42,961

Minority interest in consolidated income               -               -                -          24,790          24,790

Provision for income taxes                         5,815           1,470               92               -           7,377
                                           --------------  --------------   --------------  --------------  --------------

Net income                                      $ 10,794        $ 30,952         $ 41,977       $ (72,929)       $ 10,794
                                           ==============  ==============   ==============  ==============  ==============


                     PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Condensed Consolidating Balance Sheet
                                   December 31, 2000

                                              Prime Medical    Guarantor      Non-Guarantor   Eliminating      Consolidated
($ in thousands)                              Services, Inc.  Subsidiaries    Subsidiaries      Entries           Total
                                             ------------------------------  --------------  --------------   -------------

ASSETS

Current assets:
     Cash                                            $ 427         $ 7,393         $ 7,710             $ -        $ 15,530
     Investments                                     1,241               -               -               -           1,241
     Accounts receivable, net                            -           3,453          26,699               -          30,152
     Other receivables                               2,137           2,720           1,762               -           6,619
     Deferred income taxes                             305             727               -               -           1,032
     Prepaid expenses and other current assets          40             312           1,277               -           1,629
     Inventory                                           -               -           5,068                           5,068
                                             --------------  --------------  --------------  --------------   -------------
        Total current assets                         4,150          14,605          42,516               -          61,271
                                             --------------  --------------  --------------  --------------   -------------
Property and equipment:
     Equipment, furniture and fixtures                   -           6,301          47,252               -          53,553
     Building and leasehold improvements                 -             535           3,039               -           3,574
                                             --------------  --------------  --------------  --------------   -------------
                                                         -           6,836          50,291               -          57,127
     Less accumulated depreciation
        and amortization                                 -          (4,109)        (26,764)              -         (30,873)
                                             --------------  --------------  --------------  --------------   -------------
        Property and equipment, net                      -           2,727          23,527               -          26,254

Investment in subsidiaries
     and other investments                         226,154          35,342               -        (251,267)         10,229
Goodwill, at cost, net of amortization                   -         172,824               -               -         172,824
Other noncurrent assets                                770           4,154             716               -           5,640
                                             --------------  --------------  --------------  --------------   -------------
                                                 $ 231,074       $ 229,652        $ 66,759      $ (251,267)      $ 276,218
                                             ==============  ==============  ==============  ==============   =============


LIABILITIES

Current liabilities:
     Current portion of long-term debt                 $ -             $ -         $ 3,705             $ -         $ 3,705
     Accounts payable                                   73             555           3,983               -           4,611
     Accrued expenses                                4,613             751           9,474               -          14,838
                                             --------------  --------------  --------------  --------------   -------------
        Total current liabilities                    4,686           1,306          17,162               -          23,154
Long-term debt, net of current portion             118,000             119           3,885               -         122,004
Deferred compensation liability                      1,168               -               -               -           1,168
Deferred income taxes                                7,429           2,073               -               -           9,502
                                             --------------  --------------  --------------  --------------   -------------
        Total liabilities                          131,283           3,498          21,047               -         155,828

Minority interest                                        -               -               -          20,599          20,599

STOCKHOLDERS' EQUITY

Common stock                                           195               -               -               -             195
Capital in excess of par value                      88,978               -               -               -          88,978
Accumulated earnings                                44,311               -               -               -          44,311
Treasury stock                                     (33,693)              -               -               -         (33,693)
Subsidiary net equity                                    -         226,154          45,712        (271,866)              -
                                             --------------  --------------  --------------  --------------   -------------
        Total stockholders' equity                  99,791         226,154          45,712        (271,866)         99,791
                                             --------------  --------------  --------------  --------------   -------------
                                                 $ 231,074       $ 229,652        $ 66,759      $ (251,267)      $ 276,218
                                             ==============  ==============  ==============  ==============   =============

                        PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Condensed Consolidating Balance Sheet
                                      December 31, 1999

                                              Prime Medical    Guarantor      Non-Guarantor   Eliminating      Consolidated
($ in thousands)                              Services, Inc.  Subsidiaries    Subsidiaries      Entries           Total
                                             ------------------------------  --------------  --------------   -------------

ASSETS

Current assets:
     Cash                                          $ 2,043         $ 2,682        $ 15,339             $ -        $ 20,064
     Investments                                     4,120               -               -               -           4,120
     Accounts receivable, net                            -           3,069          20,204               -          23,273
     Other receivables                                 437           1,689           1,511               -           3,637
     Deferred income taxes                              94             972               -               -           1,066
     Prepaid expenses and other current assets          14           1,195           1,113               -           2,322
     Inventory                                           -               -           3,676                           3,676
                                             --------------  --------------  --------------  --------------   -------------
        Total current assets                         6,708           9,607          41,843               -          58,158
                                             --------------  --------------  --------------  --------------   -------------
Property and equipment:
     Equipment, furniture and fixtures                   -           5,549          36,579               -          42,128
     Building and leasehold improvements                 -             498           1,594               -           2,092
                                             --------------  --------------  --------------  --------------   -------------
                                                         -           6,047          38,173               -          44,220
     Less accumulated depreciation
        and amortization                                 -          (4,514)        (21,053)              -         (25,567)
                                             --------------  --------------  --------------  --------------   -------------
        Property and equipment, net                      -           1,533          17,120               -          18,653

Investment in subsidiaries
     and other investments                         196,347          50,721               -        (228,105)         18,963
Goodwill, at cost, net of amortization                   -         139,989           9,099               -         149,088
Other noncurrent assets                                281             643           1,186               -           2,110
                                             --------------  --------------  --------------  --------------   -------------
                                                 $ 203,336       $ 202,493        $ 69,248      $ (228,105)      $ 246,972
                                             ==============  ==============  ==============  ==============   =============


LIABILITIES

Current liabilities:
     Current portion of long-term debt                 $ -             $ -         $ 1,763             $ -         $ 1,763
     Accounts payable                                   70           1,256           1,964               -           3,290
     Accrued expenses                                3,670           1,242          10,674               -          15,586
                                             --------------  --------------  --------------  --------------   -------------
        Total current liabilities                    3,740           2,498          14,401               -          20,639
Long-term debt, net of current portion             100,000             162           3,635               -         103,797
Deferred income taxes                                2,914           3,486               -               -           6,400
                                             --------------  --------------  --------------  --------------   -------------
        Total liabilities                          106,654           6,146          18,036               -         130,836

Minority interest                                        -               -               -          19,454          19,454

STOCKHOLDERS' EQUITY

Common stock                                           194               -               -               -             194
Capital in excess of par value                      87,655               -               -               -          87,655
Accumulated earnings                                33,654               -               -               -          33,654
Treasury stock                                     (24,821)              -               -               -         (24,821)
Subsidiary net equity                                    -         196,347          51,212        (247,559)              -
                                             --------------  --------------  --------------  --------------   -------------
        Total stockholders' equity                  96,682         196,347          51,212        (247,559)         96,682
                                             --------------  --------------  --------------  --------------   -------------
                                                 $ 203,336       $ 202,493        $ 69,248      $ (228,105)      $ 246,972
                                             ==============  ==============  ==============  ==============   =============


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                           Year Ended December 31, 2000

                                               Prime Medical    Guarantor      Non-Guarantor   Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries      Entries          Total
                                              ------------------------------  --------------  --------------  --------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
        Net cash provided by (used in)
             operating activities                 $ (13,222)       $ 17,034        $ 41,368             $ -        $ 45,180
                                              --------------  --------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of investments and entities                 -         (23,784)              -               -         (23,784)
     Purchases of equipment and leasehold
          improvements                                    -          (2,032)        (10,943)              -         (12,975)
     Proceeds from sales of equipment                     -               -             277               -             277
     Distributions from subsidiaries                 19,145          11,958               -         (31,103)              -
     Investments                                    (18,000)              -               -          18,000               -
     Distributions from investments                       -           2,680               -               -           2,680
     Other                                                -               -               -               -               -
                                              --------------  --------------  --------------  --------------  --------------
        Net cash provided by (used in)
             investing activities                     1,145         (11,178)        (10,666)        (13,103)        (33,802)
                                              --------------  --------------  --------------  --------------  --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
        interest                                          -               -          (3,075)              -          (3,075)
     Borrowings on notes payable                     18,000               -           3,592               -          21,592
     Distributions to minority interest                   -               -               -         (27,092)        (27,092)
     Contributions by minority interest                   -               -             202               -             202
     Exercise and issuance of stock options             164               -               -               -             164
     Purchase of treasury stock                      (7,703)              -               -               -          (7,703)
     Contributions from parent                            -          18,000               -         (18,000)              -
     Distributions to equity owners                       -         (19,145)        (39,050)         58,195               -
                                              --------------  --------------  --------------  --------------  --------------

        Net cash provided by (used in)
             financing activities                    10,461          (1,145)        (38,331)         13,103         (15,912)
                                              --------------  --------------  --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                            (1,616)          4,711          (7,629)              -          (4,534)

Cash and cash equivalents, beginning of period        2,043           2,682          15,339               -          20,064
                                              --------------  --------------  --------------  --------------  --------------

Cash and cash equivalents, end of period              $ 427         $ 7,393         $ 7,710             $ -        $ 15,530
                                              ==============  ==============  ==============  ==============  ==============

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Condensed Consolidating Statement of Cash Flows
                           Year Ended December 31, 1999

                                               Prime Medical    Guarantor      Non-Guarantor  Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries     Entries          Total
                                              ------------------------------  -------------  --------------  --------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                $ (20,940)        $ 5,205       $ 51,479             $ -        $ 35,744
                                              --------------  --------------  -------------  --------------  --------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of investments and entities                 -         (13,451)       (10,129)              -         (23,580)
     Purchases of equipment and leasehold
         improvements                                     -          (1,193)        (4,597)              -          (5,790)
     Proceeds from sales of equipment                     -             167             40               -             207
     Distributions from subsidiaries                 15,407          17,424              -         (32,831)              -
     Investments                                          -           2,352              -               -           2,352
     Other                                                -               -            570               -             570
                                              --------------  --------------  -------------  --------------  --------------

         Net cash provided by (used in)
              investing activities                   15,407           5,299        (14,116)        (32,831)        (26,241)
                                              --------------  --------------  -------------  --------------  --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
         interest                                         -               -         (1,403)              -          (1,403)
     Borrowings on notes payable                          -               -          4,584               -           4,584
     Distributions to minority interest                   -               -              -         (27,180)        (27,180)
     Contributions by minority interest                   -               -          2,636               -           2,636
     Exercise and issuance of stock options             160               -              -               -             160
     Purchase of treasury stock                      (8,382)              -              -               -          (8,382)
     Distributions to equity owners                       -         (15,407)       (44,604)         60,011               -
                                              --------------  --------------  -------------  --------------  --------------

         Net cash provided by (used in)
                financing activities                 (8,222)        (15,407)       (38,787)         32,831         (29,585)
                                              --------------  --------------  -------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                           (13,755)         (4,903)        (1,424)              -         (20,082)

Cash and cash equivalents, beginning of period       15,798           7,585         16,763               -          40,146
                                              --------------  --------------  -------------  --------------  --------------

Cash and cash equivalents, end of period            $ 2,043         $ 2,682       $ 15,339             $ -        $ 20,064
                                              ==============  ==============  =============  ==============  ==============


                   PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Condensed Consolidating Statement of Cash Flows
                            Year Ended December 31, 1998

                                               Prime Medical    Guarantor      Non-Guarantor  Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries     Entries          Total
                                              ------------------------------  -------------  --------------  --------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                $ (10,215)        $ 9,608       $ 46,158             $ -        $ 45,551
                                              --------------  --------------  -------------  --------------  --------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of equipment and leasehold
         improvements                                     -          (2,000)        (3,213)              -          (5,213)
     Proceeds from sales of equipment                     -             179             45               -             224
     Distributions from subsidiaries                 26,228          16,665              -         (42,893)              -
     Investments                                       (408)          2,940              -               -           2,532
     Other                                               22             166            127               -             315
                                              --------------  --------------  -------------  --------------  --------------

         Net cash provided by (used in)
              investing activities                   25,842          17,950         (3,041)        (42,893)         (2,142)
                                              --------------  --------------  -------------  --------------  --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
         interest                                   (79,000)             (5)        (1,479)              -         (80,484)
     Borrowings on notes payable                    100,000               -             25               -         100,025
     Distributions to minority interest                   -               -              -         (25,799)        (25,799)
     Debt issuance costs                             (4,417)              -              -               -          (4,417)
     Contributions by minority interest                   -               -             72               -              72
     Exercise and issuance of stock options               9               -              -               -               9
     Purchase of treasury stock                     (16,439)              -              -               -         (16,439)
     Distributions to equity owners                       -         (26,228)       (42,464)         68,692               -
                                              --------------  --------------  -------------  --------------  --------------

         Net cash provided by (used in)
                financing activities                    153         (26,233)       (43,846)         42,893         (27,033)
                                              --------------  --------------  -------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                            15,780           1,325           (729)              -          16,376

Cash and cash equivalents, beginning of period           18           6,260         17,492               -          23,770
                                              --------------  --------------  -------------  --------------  --------------

Cash and cash equivalents, end of period           $ 15,798         $ 7,585       $ 16,763             $ -        $ 40,146
                                              ==============  ==============  =============  ==============  ==============
