Form 10-Q
period 2001-03-31
PRIME MEDICAL SERVICES INC /TX/
filed 2001-05-14
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001

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

YES    X    NO  ___
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding at
       Title of Each Class                                April 30, 2001
       -------------------                                --------------
  Common Stock, $.01 par value                              15,562,734

                                     PART I


                              FINANCIAL INFORMATION

                       PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                     Three Months Ended
                                                          March 31,
($ in thousands, except per share data)             2001             2000
                                                -------------    -------------

Revenue:
     Lithotripsy:
         Fee revenues                               $ 18,081         $ 19,070
         Management fees                                 776              894
         Equity income                                   586              570
                                                -------------    -------------
                                                      19,443           20,534
     Manufacturing                                     5,594            5,527
     Refractive                                        7,698            2,935
     Other                                                 -              447
                                                -------------    -------------
         Total revenue                                32,735           29,443
                                                -------------    -------------

Cost of services and general and
     administrative expenses:
     Lithotripsy                                       6,741            5,395
     Manufacturing                                     4,361            4,290
     Refractive                                        4,714            1,501
     Other                                                 -              409
     Corporate                                           922              956
                                                -------------    -------------
                                                      16,738           12,551
Depreciation and amortization                          3,476            2,920
                                                -------------    -------------
                                                      20,214           15,471
                                                -------------    -------------

Operating income                                      12,521           13,972

Other income (deductions):
     Interest and dividends                              135              358
     Interest expense                                 (2,880)          (2,426)
     Loan fees                                             -              (84)
     Other, net                                           73               (5)
                                                -------------    -------------
                                                      (2,672)          (2,157)
                                                -------------    -------------
Income before provision for income
     taxes and minority interests                      9,849           11,815

Minority interest in consolidated income               6,658            6,455

Provision for income taxes                             1,220            2,063
                                                -------------    -------------

Net income                                           $ 1,971          $ 3,297
                                                =============    =============

Basic earnings per share:
     Net income                                       $ 0.13           $ 0.20
                                                =============    =============
     Weighted average shares outstanding              15,704           16,435
                                                =============    =============

Diluted earnings per share:
     Net income                                       $ 0.13           $ 0.20
                                                =============    =============
     Weighted average shares outstanding              15,723           16,607
                                                =============    =============



               See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                      March 31,         December 31,
($ in thousands)                                                        2001               2000
----------------                                                        ----               ----
ASSETS

Current assets:
     Cash and cash equivalents                                        $ 12,111         $ 15,530
     Investments                                                           481            1,241
     Accounts receivable, less allowance for doubtful
        accounts of $193 in 2001 and $212 in 2000                       29,932           30,152
     Other receivables                                                   5,741            6,619
     Deferred income taxes                                                 862            1,032
     Prepaid expenses and other current assets                           1,329            1,629
     Inventory                                                           6,068            5,068
                                                                     ----------       ----------

        Total current assets                                            56,524           61,271
                                                                     ----------       ----------

Property and equipment:
     Equipment, furniture and fixtures                                  54,510           53,553
     Building and leasehold improvements                                 3,606            3,574
                                                                     ----------       ----------

                                                                        58,116           57,127

     Less accumulated depreciation and amortization                    (32,240)         (30,873)
                                                                     ----------       ----------

        Property and equipment, net                                     25,876           26,254
                                                                     ----------       ----------

Other investments                                                        9,447           10,229
Goodwill, at cost, net of amortization                                 172,944          172,824
Other noncurrent assets                                                  6,253            5,640
                                                                     ----------       ----------

                                                                     $ 271,044        $ 276,218
                                                                     ==========       ==========





            See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                                                    March 31,        December 31,
($ in thousands, except share data)                                                   2001             2000
                                                                                  ----------         ----------

LIABILITIES

Current liabilities:
     Current portion of long-term debt                                              $ 3,491           $ 3,705
     Accounts payable                                                                 4,130             4,611
     Accrued distributions to minority interests                                      3,974             7,930
     Accrued expenses                                                                 4,991             6,908
                                                                                  ----------        ----------

        Total current liabilities                                                    16,586            23,154

Long-term debt, net of current portion                                              118,459           122,004
Deferred compensation liability                                                       1,168             1,168
Deferred income taxes                                                                10,251             9,502
                                                                                  ----------        ----------

        Total liabilities                                                           146,464           155,828

Minority interest                                                                    22,818            20,599

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding            -                 -
Common stock, $0.01 par value; 40,000,000 shares authorized; 19,524,533 shares
     issued in 2001 and 2000                                                            195               195
Capital in excess of par value                                                       88,978            88,978
Accumulated earnings                                                                 46,282            44,311
Treasury stock, at cost; 3,961,799 shares in 2001 and 2000                          (33,693)          (33,693)
                                                                                  ----------        ----------

        Total stockholders' equity                                                  101,762            99,791
                                                                                  ----------        ----------

                                                                                  $ 271,044         $ 276,218
                                                                                  ==========        ==========





             See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 Three Months Ended March 31,
($ in thousands)                                                                   2001             2000
                                                                                ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected                                               $ 31,868         $ 29,620
     Cash paid to employees, suppliers of goods and others                          (16,940)         (14,029)
     Purchase of investments                                                         (1,644)               -
     Proceeds from sales and maturities of investments                                2,447            3,510
     Interest received                                                                   93              328
     Interest paid                                                                   (5,088)            (207)
     Taxes paid                                                                        (113)            (297)
                                                                                ------------     ------------

        Net cash provided by operating activities                                    10,623           18,925
                                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of entity                                                              (1,777)          (3,740)
     Purchases of equipment and leasehold improvements                               (1,007)          (1,252)
     Distributions from investments                                                   1,266              748
     Other                                                                               45              (15)
                                                                                ------------     ------------

        Net cash used in investing activities                                        (1,473)          (4,259)
                                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable                                                      3,017            1,079
     Payments on notes payable, exclusive of interest                                (7,190)            (329)
     Distributions to minority interest                                              (9,347)          (8,934)
     Contributions by  minority interest, net of buyouts                                951              275
     Purchases of treasury stock                                                          -           (1,516)
     Exercise of stock options, and sales and purchases of put options                    -              130
                                                                                ------------     ------------

        Net cash used in financing activities                                       (12,569)          (9,295)
                                                                                ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (3,419)           5,371

Cash and cash equivalents, beginning of period                                       15,530           20,064
                                                                                ------------     ------------

Cash and cash equivalents, end of period                                           $ 12,111         $ 25,435
                                                                                ============     ============




         See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)



                                                              Three Months Ended March 31,
($ in thousands)                                                  2001            2000
                                                               -----------     -----------

Reconciliation of net income to cash
   provided by operating activities:
     Net income                                                   $ 1,971         $ 3,297
     Adjustments to reconcile net income to cash
          provided by operating activities

        Minority interest in consolidated income                    6,658           6,455
        Depreciation and amortization                               3,476           2,920
        Provision for deferred income taxes                           919             981
        Equity in earnings of affiliates                             (545)           (874)
        Other                                                         (36)             10

     Changes in operating assets and liabilities, net of effect of purchase transactions

        Investments                                                   760           3,481
        Accounts receivable                                           220           1,333
        Other receivables                                             904             931
        Other assets                                               (1,280)         (1,050)
        Accounts payable                                             (481)            273
        Accrued expenses                                           (1,943)          1,168
                                                               -----------     -----------

     Total adjustments                                              8,652          15,628
                                                               -----------     -----------

Net cash provided by operating activities                        $ 10,623        $ 18,925
                                                               ===========     ===========



            See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.   General
--   -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2001 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

2.   Earnings per share
--   ------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:
                                                 Basic               Diluted
                                               earnings             earnings
($ in thousands, except per share data)        per share            per share
                                               ---------            ---------

Three Months Ended March 31, 2001
---------------------------------

Net income                                      $1,971                $1,971
                                                ======                ======

Weighted average shares outstanding             15,704                15,704
Effect of dilutive securities                       --                    19
                                               -------                ------

     Shares for EPS calculation                 15,704                15,723
                                                ======                ======

Net income per share                             $0.13                 $0.13
                                                 =====                ======

Three Months Ended March 31, 2000
---------------------------------

Net income                                      $3,297                $3,297
                                                ======                ======

Weighted average shares outstanding             16,435                16,435
Effect of dilutive securities                       --                   172
                                               -------               -------

     Shares for EPS calculation                 16,435                16,607
                                                ======                ======

Net income per share                             $0.20                 $0.20
                                                 =====                ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (continued)
                                   (Unaudited)


2.   Earnings per share (continued)
--   ------------------------------

Unexercised stock options and warrants to purchase 2,568,000 and 1,209,000 shares of the Company's common stock as of March 31, 2001 and 2000 were not included in the computation of diluted EPS because the effect would be antidilutive. The increase in the number of antidilutive shares relates primarily to a decrease in the market price of the Company's common stock.

3.   Segment Reporting
--   -----------------

The Company has three reportable segments: lithotripsy, manufacturing and refractive. The lithotripsy segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers. The refractive segment provides services related to the operations of refractive vision correction centers. Other operating segments, which do not meet the quantitative thresholds for reportable segments, included prostatherapy services in 2000.

The Company measures performance based on the pretax income or loss from its operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest revenue and expense.

($ in thousands)           Lithotripsy    Manufacturing    Refractive    Other
                           -----------    -------------    ----------    -----

Three Months Ended
    March 31, 2001

Revenue from
external customers            $19,443         $5,594         $7,698       $--

Intersegment revenues             --              42            --         --

Segment profit                  4,873            872            906        --


Three Months Ended
    March 31, 2000

Revenue from
external customers            $20,534         $5,527        $2,935       $447

Intersegment revenues             --              95           --         --

Segment profit                  6,879            866           281          9

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (continued)
                                   (Unaudited)


3.   Segment Reporting (continued)
--   -----------------------------


The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:



                                             Three Months ended March 31,
($ in thousands)                                 2001            2000
                                                 ----            ----

Total segment profit                            $6,651           $8,035

Unallocated corporate expenses:

    General and administrative                   (922)             (956)

    Net interest expense                       (2,528)           (1,606)

    Loan fee                                      -                 (84)

    Other, net                                    (10)              (29)
                                                ------           ------

Total unallocated corporate expenses            (3,460)          (2,675)
                                                ------           ------

Income before income taxes                      $3,191           $5,360
                                                ======           ======

4.   Acquisitions
--   ------------

On January 10, 2001, the Company acquired all the outstanding stock of the Windsor Group, Inc. (Windsor) for approximately $1.7 million and accounted for the transaction using the purchase method of accounting. Windsor's sole activity was its 60% general partner interest in Sunbelt Lithotripsy Associates Ltd. (Sunbelt). Sunbelt provided lithotripsy services at eight Houston, Texas area hospitals. On January 11, 2001, all operating assets and related liabilities of Sunbelt were sold to a new partnership formed by the Company. The Company recognized approximately $1.7 million in goodwill related to these transactions. On May 2, 2001, the Company acquired Calumet Coach Company (Calumet) for approximately $6.4 million plus the assumption of certain liabilities. Since its founding more than 50 years ago, Calumet has produced thousands of special-purpose mobile units, earning a worldwide reputation for leadership in innovative design and quality manufacturing. Calumet's key strength has been its ability to effectively mobilize a broad spectrum of specialty equipment for use in medical, industrial and military applications to meet the individual needs of the end user. Calumet products have been delivered throughout the world and tested by extremes in climate, terrain and utilization. Current customers include industry leaders such as GE Medical Systems, Philips, Siemens Medical Engineering and Marconi Medical Systems, hundreds of hospital systems and healthcare providers, as well as numerous broadcast and production companies. Headquartered in Calumet City, Illinois, with an additional manufacturing operation in Sanford, Florida, the company operates globally with a service and sales facility in Camberley, England, and a sales offices in Beijing, China. Calumet's sales totaled approximately $50 million for the year 2000.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (continued)
                                   (Unaudited)




5.   Condensed Financial Information Regarding Guarantor Subsidiaries
--   ----------------------------------------------------------------

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries for March 31, 2001 and 2000 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of the Company who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                        Three Months Ended March 31, 2001
                                   (Unaudited)



                                          Prime Medical    Guarantor     Non-Guarantor   Eliminating   Consolidated
($ in thousands)                          Services, Inc.  Subsidiaries    Subsidiaries     Entries         Total
----------------                          --------------  ------------    ------------     -------         -----

Revenue:
     Lithotripsy:
        Fee revenues                              $ -        $ 3,275        $ 14,806            $ -       $ 18,081
        Management fees                             -            418             358              -            776
        Equity income                           4,009          3,249             180         (6,852)           586
                                         -------------  -------------  --------------  -------------  -------------
                                                4,009          6,942          15,344         (6,852)        19,443
     Manufacturing                                872            911           5,594         (1,783)         5,594
     Refractive                                   797          1,310           7,698         (2,107)         7,698
                                         -------------  -------------  --------------  -------------  -------------
        Total revenue                           5,678          9,163          28,636        (10,742)        32,735
                                         -------------  -------------  --------------  -------------  -------------

Cost of services and general and
     administrative expenses:
        Lithotripsy                                 -            661           6,080              -          6,741
        Manufacturing                               -              -           4,361              -          4,361
        Refractive                                  -              -           4,714              -          4,714
        Corporate                                  17            905               -              -            922
                                         -------------  -------------  --------------  -------------  -------------
                                                   17          1,566          15,155              -         16,738
Depreciation and amortization                       -          1,939           1,537              -          3,476
                                         -------------  -------------  --------------  -------------  -------------

Operating income                                5,661          5,658          11,944        (10,742)        12,521
                                         -------------  -------------  --------------  -------------  -------------

Other income (deductions):
     Interest and dividends                         7             61              67              -            135
     Interest expense                          (2,596)            (8)           (276)             -         (2,880)
     Other, net                                    81            (33)             25              -             73
                                         -------------  -------------  --------------  -------------  -------------
        Total other income (deductions)        (2,508)            20            (184)             -         (2,672)
                                         -------------  -------------  --------------  -------------  -------------

Income before provision for income              3,153          5,678          11,760        (10,742)         9,849
     taxes and minority interest

Minority interest in consolidated income            -              -               -          6,658          6,658

Provision for income taxes                      1,182              -              38              -          1,220
                                         -------------  -------------  --------------  -------------  -------------

Net income                                    $ 1,971        $ 5,678        $ 11,722      $ (17,400)       $ 1,971
                                         =============  =============  ==============  =============  =============


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                        Three Months Ended March 31, 2000
                                   (Unaudited)



                                          Prime Medical     Guarantor     Non-Guarantor   Eliminating    Consolidated
($ in thousands)                          Services, Inc.  Subsidiaries    Subsidiaries      Entries         Total
----------------                          -------------   ------------    ------------      -------         -----

Revenue:
     Lithotripsy:
        Fee revenues                              $ -        $ 4,197        $ 14,873            $ -       $ 19,070
        Management fees                             -            523             371              -            894
        Equity income                           6,024          3,309             115         (8,878)           570
                                         -------------  -------------  --------------  -------------  -------------
                                                6,024          8,029          15,359         (8,878)        20,534
     Manufacturing                                914            951           5,527         (1,865)         5,527
     Refractive                                   288            402           2,583           (338)         2,935
     Other                                          -             45             402              -            447
                                         -------------  -------------  --------------  -------------  -------------
        Total revenue                           7,226          9,427          23,871        (11,081)        29,443
                                         -------------  -------------  --------------  -------------  -------------

Cost of services and general and
     administrative expenses:
        Lithotripsy                                 -            348           5,047              -          5,395
        Manufacturing                               -              -           4,290              -          4,290
        Refractive                                  -              -           1,501              -          1,501
        Other                                       -            (22)            431              -            409
        Corporate                                   9            947               -              -            956
                                         -------------  -------------  --------------  -------------  -------------
                                                    9          1,273          11,269              -         12,551
Depreciation and amortization                       -          1,432           1,488              -          2,920
                                         -------------  -------------  --------------  -------------  -------------
                                                    9          2,705          12,757              -         15,471
                                         -------------  -------------  --------------  -------------  -------------

Operating income                                7,217          6,722          11,114        (11,081)        13,972
                                         -------------  -------------  --------------  -------------  -------------

Other income (deductions):
     Interest and dividends                       149             99             110              -            358
     Interest expense                          (2,259)           407            (574)             -         (2,426)
     Loan fees                                    (84)             -               -              -            (84)
     Other, net                                    (3)            (2)              -              -             (5)
                                         -------------  -------------  --------------  -------------  -------------
        Total other income (deductions)        (2,197)           504            (464)             -         (2,157)
                                         -------------  -------------  --------------  -------------  -------------

Income before provision for income
     taxes and minority interest                5,020          7,226          10,650        (11,081)        11,815

Minority interest in consolidated income            -              -               -          6,455          6,455

Provision for income taxes                      1,723              -             340              -          2,063
                                         -------------  -------------  --------------  -------------  -------------

Net income                                    $ 3,297        $ 7,226        $ 10,310      $ (17,536)       $ 3,297
                                         =============  =============  ==============  =============  =============


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                                 March 31, 2001
                                   (Unaudited)



                                            Prime Medical    Guarantor      Non-Guarantor  Eliminating    Consolidated
($ in thousands)                            Services, Inc.  Subsidiaries    Subsidiaries     Entries         Total
----------------                            --------------  ------------    ------------     -------         -----

ASSETS

Current assets:
     Cash                                        $ 465        $ 6,558        $ 5,088            $ -       $ 12,111
     Investments                                   481              -              -              -            481
     Accounts receivable, net                        -          3,702         26,230              -         29,932
     Other receivables                             335          2,786          2,620              -          5,741
     Deferred income taxes                         135            727              -              -            862
     Prepaid expenses and other current assets      24            303          1,002              -          1,329
     Inventory                                       -              -          6,068              -          6,068
                                           ------------   ------------  -------------  -------------  -------------
        Total current assets                     1,440         14,076         41,008              -         56,524
                                           ------------   ------------  -------------  -------------  -------------

Property and equipment:
     Equipment, furniture and fixtures               -          6,508         48,002              -         54,510
     Building and leasehold improvements             -            586          3,020              -          3,606
                                           ------------   ------------  -------------  -------------  -------------
                                                     -          7,094         51,022              -         58,116
     Less accumulated depreciation
        and amortization                             -         (3,976)       (28,264)             -        (32,240)
                                           ------------   ------------  -------------  -------------  -------------
        Property and equipment, net                  -          3,118         22,758              -         25,876
                                           ------------   ------------  -------------  -------------  -------------

Investment in subsidiaries
     and other investments                     225,071         35,868              -       (251,492)         9,447
Goodwill, at cost, net of amortization               -        172,944              -              -        172,944
Other noncurrent assets                            769          4,098          1,386              -          6,253
                                           ------------   ------------  -------------  -------------  -------------
                                             $ 227,280      $ 230,104       $ 65,152     $ (251,492)     $ 271,044
                                           ============   ============  =============  =============  =============

LIABILITIES

Current liabilities:
     Current portion of long-term debt             $ -            $ -        $ 3,491            $ -          3,491
     Accounts payable                               42            446          3,642              -          4,130
     Accrued expenses                            1,131          2,423          5,411              -          8,965
                                           ------------   ------------  -------------  -------------  -------------
        Total current liabilities                1,173          2,869         12,544              -         16,586
Deferred compensation liability                  1,168              -              -              -          1,168
Long-term debt, net of current portion         115,000             92          3,367              -        118,459
Deferred income taxes                            8,177          2,074              -              -         10,251
                                           ------------   ------------  -------------  -------------  -------------
        Total liabilities                      125,518          5,035         15,911              -        146,464
                                           ------------   ------------  -------------  -------------  -------------

Minority interest                                    -              -              -         22,818         22,818

STOCKHOLDERS' EQUITY

Common stock                                       195              -              -              -            195
Capital in excess of par value                  88,978              -              -              -         88,978
Accumulated earnings                            46,282              -              -              -         46,282
Treasury stock                                 (33,693)             -              -              -        (33,693)
Subsidiary net equity                                -        225,069         49,241       (274,310)             -
                                           ------------   ------------  -------------  -------------  -------------
        Total stockholders' equity             101,762        225,069         49,241       (274,310)       101,762
                                           ------------   ------------  -------------  -------------  -------------
                                             $ 227,280      $ 230,104       $ 65,152     $ (251,492)     $ 271,044
                                           ============   ============  =============  =============  =============


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                        Three Months ended March 31, 2001
                                   (Unaudited)




                                            Prime Medical    Guarantor     Non-Guarantor  Eliminating   Consolidated
($ in thousands)                            Services, Inc.  Subsidiaries    Subsidiaries    Entries         Total
----------------                            --------------  ------------    ------------    -------         -----

CASH FLOWS FROM OPERATING
     ACTIVITIES:
  Net cash provided by (used in)
       operating activities                      $ (725)     $ (1,154)      $ 12,502           $ -       $ 10,623
                                           -------------  ------------  -------------  ------------  -------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of investments and entities             -        (1,777)             -             -         (1,777)
     Purchases of equipment and leasehold
        improvements                                  -          (671)          (336)            -         (1,007)
     Distributions from subsidiaries              6,763         5,264              -       (12,027)             -
     Investments                                 (3,000)            -              -         3,000              -
     Distributions from investments                   -         1,266              -             -          1,266
     Other                                            -             -             45             -             45
                                           -------------  ------------  -------------  ------------  -------------

        Net cash provided by (used in)
             operating activities                 3,763         4,082           (291)       (9,027)        (1,473)
                                           -------------  ------------  -------------  ------------  -------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                  3,000             -             17             -          3,017
     Payments on notes payable exclusive of
        interest                                 (6,000)            -         (1,190)            -         (7,190)
     Distributions to minority interest               -             -              -        (9,347)        (9,347)
     Contributions by minority interest               -             -            951             -            951
     Purchases of treasury stock                      -             -              -             -              -
     Other                                            -             -              -             -              -
     Contributions by parent                          -         3,000              -        (3,000)             -
     Distributions to equity owners                   -        (6,763)       (14,611)       21,374              -
                                           -------------  ------------  -------------  ------------  -------------

        Net cash provided by (used in)
               financing activities              (3,000)       (3,763)       (14,833)        9,027        (12,569)
                                           -------------  ------------  -------------  ------------  -------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                            38          (835)        (2,622)            -         (3,419)

Cash and cash equivalents, beginning of period      427         7,393          7,710             -         15,530
                                           -------------  ------------  -------------  ------------  -------------

Cash and cash equivalents, end of period          $ 465       $ 6,558        $ 5,088           $ -       $ 12,111
                                           =============  ============  =============  ============  =============



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                        Three Months ended March 31, 2000
                                   (Unaudited)




                                             Prime Medical     Guarantor     Non-Guarantor  Eliminating     Consolidated
($ in thousands)                             Services, Inc.  Subsidiaries     Subsidiaries     Entries          Total
----------------                             --------------  ------------     ------------     -------          -----

CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net cash provided by
             operating activities                $ 1,988        $ 3,762        $ 13,175            $ -       $ 18,925
                                            -------------  -------------  -------------- --------------  -------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of entity                                -         (3,740)              -              -         (3,740)
     Purchases of equipment and leasehold
        improvements                                   -           (198)         (1,054)             -         (1,252)
     Distributions from subsidiaries               6,772          4,251               -        (11,023)             -
     Distributions from investments                    -            748               -              -            748
     Other                                             -              -             (15)             -            (15)
                                            -------------  -------------  -------------- --------------  -------------

        Net cash provided by (used in)
             investing activities                  6,772          1,061          (1,069)       (11,023)        (4,259)
                                            -------------  -------------  -------------- --------------  -------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                       -              -           1,079              -          1,079
     Payments on notes payable exclusive of
        interest                                       -              -            (329)             -           (329)
     Contributions by minority interest                -              -             275              -            275
     Distributions to minority interest                -              -               -         (8,934)        (8,934)
     Exercise of stock options, and sales and                                                                       -
        purchases of put options                     130              -               -              -            130
     Purchases of treasury stock                  (1,516)             -               -              -         (1,516)
     Distributions to equity owners                    -         (6,772)        (13,185)        19,957              -
                                            -------------  -------------  -------------- --------------  -------------

        Net cash provided by (used in)
               financing activities               (1,386)        (6,772)        (12,160)        11,023         (9,295)
                                            -------------  -------------  -------------- --------------  -------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                          7,374         (1,949)            (54)             -          5,371

Cash and cash equivalents, beginning of period     2,043          2,682          15,339              -         20,064
                                            -------------  -------------  -------------- --------------  -------------

Cash and cash equivalents, end of period         $ 9,417          $ 733        $ 15,285            $ -       $ 25,435
                                            =============  =============  ============== ==============  =============



                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Revenues
--------

Total revenues for the three months ended March 31, 2001 increased $3,292,000 (11%) as compared to the same period in 2000. Revenues from lithotripter operations decreased by $1,091,000 (5%). Implementation of the outpatient Prospective Payment System, payor mix changes and renegotiation of contracts during the past year resulted in decreases in average revenue per procedure and procedures performed decreased by 3%. Revenues from manufacturing increased $67,000 (1%). Revenues from refractive services were $7,698,000 compared to $2,935,000 for the same period in 2000 due to the acquisition of four centers and the internal development of two centers in 2000. Revenues from other operations declined $447,000 due to the disposal of both prostatherapy and cardiac operations.

Expenses
--------

Costs and expenses (excluding depreciation and amortization) for three months ended March 31, 2001 increased from 43% to 51% of revenues, primarily due to increases in the manufacturing and refractive operations, both of which have lower margins than the lithotripsy operations. Costs of services associated with lithotripsy operations increased $1,346,000 (25%) in absolute terms and increased from 26% to 35% of lithotripsy revenues primarily due to increased legal and other expenses relating to the Company's efforts to comply with the new Stark II rules, insurance costs and repairs and maintenance expenses. Cost of services and general and administrative expenses associated with manufacturing increased $71,000 (2%) due to increased sales. Cost of services and general and administrative expenses associated with refractive increased $3,213,000 due to increased revenues from the four acquisitions and two development centers noted above. Cost of services associated with prostatherapy and cardiac operations decreased $409,000 due to the disposal of these operations discussed above. Corporate expenses remained constant at 3% of revenues, decreasing $34,000 (4%) in absolute terms, as the Company continues to successfully grow without proportionately adding corporate expenses.

Other Income (Deductions)
-------------------------

Other deductions,net for the three months ended March 31, 2001 increased $515,000 (24%) compared to the same period in 2000, primarily due to a $454,000 increase in interest expense due to higher outstanding debt balances in the first quarter of 2001 compared to the same period in 2000.

Minority Interest In Consolidated Income
----------------------------------------

Minority interest in consolidated income for the three months ended March 31, 2001 increased $203,000 compared to the same period in 2000, primarily as a result of the refractive acquisitions and the reengineering of certain lithotripsy partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $7,515,000 for the three months ended March 31, 2001 compared to $7,377,000 for the same period in 2000. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes
--------------------------

Provision for income taxes for the three months ended March 31, 2001 decreased $843,000 compared to the same period in 2000 due to a decrease in taxable income.

Liquidity and Capital Resources
-------------------------------

Cash was $12,111,000 and $15,530,000 at March 31, 2001 and December 31, 2000,
respectively. Cash provided by operations for the quarter ended March 31, 2001 was $10,623,000 compared to cash provided by operations for the quarter ended March 31, 2000 of $18,925,000. The decrease was attributable to increased interest payments of $4,881,000 due to timing of the actual payment, as well as purchase of investments of $1,644,000.

Cash used in investing activities for the quarter ended March 31, 2001 was $1,473,000 compared to cash used in investing activities for the quarter ended March 31, 2000 of $4,259,000. The decrease in cash used was attributable to a decrease in the cash paid for purchases of equipment and acquisitions. Cash used in financing activities for the quarter ended March 31, 2001 was $12,569,000 compared to cash used for financing activities for the quarter ended March 31, 2000 of $9,295,000. The decrease in cash used was primarily due to an increase in payments on notes payable.

The Company's existing senior credit facility is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, of which $19.5 million was drawn at April 30, 2001 and none was drawn at April 30, 2000.

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

The Company intends to increase the number of its lithotripsy operations primarily through acquisitions, the number of its RVC operations through both acquisitions and development and its manufacturing operations through acquisitions and by increasing its product lines through additional certifications. The Company intends to fund the purchase price for future acquisitions and developments using borrowings under its senior credit facility and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions where appropriate.

During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. In February 2000 the Company announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 this amount was increased to $45.0 million. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 3,961,799 shares of stock for a total of $33,693,000 as of April 30, 2001.

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

                                 PRIME MEDICAL SERVICES, INC.



Date:    May 14, 2000            By: /s/ Cheryl L. Williams
                                     ----------------------
                                      Cheryl L. Williams, Senior Vice President
                                          and Chief Financial Officer