Form 10-Q
period 2001-06-30
PRIME MEDICAL SERVICES INC /TX/
filed 2001-08-13
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001
                                       OR
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                         For the transition period from
                                ______ to ______


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

YES    X    NO  ___
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding at
          Title of Each Class                          July 31, 2001
          -------------------                          -------------
     Common Stock, $.01 par value                       15,562,734

                                     PART I


                              FINANCIAL INFORMATION

                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                   June 30,
($ in thousands, except per share data)              2001          2000         2001          2000
                                                   ----------    ---------    ----------    ---------

Revenue:
     Lithotripsy:
        Fee revenues                                 $18,614     $ 19,213       $36,695     $ 38,283
        Management fees                                1,002          934         1,777        1,828
        Equity income                                    533          665         1,120        1,235
                                                   ----------    ---------    ----------    ---------
                                                      20,149       20,812        39,592       41,346
     Manufacturing                                    12,425        5,577        18,019       11,104
     Refractive                                        6,366        6,145        14,062        9,080
     Other                                                 -          432             -          879
                                                   ----------    ---------    ----------    ---------
        Total revenue                                 38,940       32,966        71,673       62,409
                                                   ----------    ---------    ----------    ---------

Cost of services and general and
     administrative expenses:
     Lithotripsy                                       6,651        5,735        13,393       11,130
     Manufacturing                                    10,917        4,282        15,278        8,572
     Refractive                                        4,185        3,326         8,899        4,827
     Other                                                 -          359             -          768
     Corporate                                           799        1,177         1,721        2,133
     Relocation of central billing office                  -          350             -          350
                                                   ----------    ---------    ----------    ---------
                                                      22,552       15,229        39,291       27,780
Depreciation and amortization                          3,510        3,434         6,985        6,354
                                                   ----------    ---------    ----------    ---------
                                                      26,062       18,663        46,276       34,134
                                                   ----------    ---------    ----------    ---------

Operating income                                      12,878       14,303        25,397       28,275

Other income (deductions):
     Interest and dividends                              143          197           279          555
     Interest expense                                 (2,900)      (2,578)       (5,780)      (5,004)
     Loan fees                                          (163)         (24)         (163)        (107)
     Other, net                                           39           78           111           73
                                                   ----------    ---------    ----------    ---------
                                                      (2,881)      (2,327)       (5,553)      (4,483)
                                                   ----------    ---------    ----------    ---------
Income before provision for income
     taxes and minority interests                      9,997       11,976        19,844       23,792

Minority interest in consolidated income               6,605        6,700        13,263       13,155

Provision for income taxes                             1,347        2,174         2,566        4,238
                                                   ----------    ---------    ----------    ---------

Net income                                           $ 2,045      $ 3,102       $ 4,015      $ 6,399
                                                   ==========    =========    ==========    =========

Basic earnings per share:
     Net income                                       $ 0.13       $ 0.19        $ 0.26       $ 0.39
                                                   ==========    =========    ==========    =========

     Weighted average shares outstanding              15,704       16,218        15,704       16,327
                                                   ==========    =========    ==========    =========

Diluted earnings per share:
     Net income                                       $ 0.13       $ 0.19        $ 0.26       $ 0.39
                                                   ==========    =========    ==========    =========

     Weighted average shares outstanding              15,716       16,303        15,720       16,455
                                                   ==========    =========    ==========    =========


                    See accompanying notes to consolidated financial statements.

                     PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                    June 30,         December 31,
($ in thousands)                                                     2001               2000
                                                                  ------------       -----------

ASSETS

Current assets:
     Cash and cash equivalents                                        $ 6,854          $ 15,530
     Investments                                                          321             1,241
     Accounts receivable, less allowance for doubtful
        accounts of $292 in 2001 and $212 in 2000                      35,191            30,152
     Other receivables                                                  7,006             6,619
     Deferred income taxes                                                753             1,032
     Prepaid expenses and other current assets                          1,474             1,629
     Inventory                                                         14,912             5,068
                                                                      -------           -------

        Total current assets                                           66,511            61,271
                                                                      -------           -------

Property and equipment:
     Equipment, furniture and fixtures                                 55,759            53,553
     Building and leasehold improvements                                5,572             3,574
                                                                      -------           -------

                                                                       61,331            57,127

     Less accumulated depreciation and amortization                   (32,964)          (30,873)
                                                                     --------           -------

        Property and equipment, net                                    28,367            26,254
                                                                     --------           -------

Other investments                                                       9,443            10,229
Goodwill, at cost, net of amortization                                178,054           172,824
Other noncurrent assets                                                 6,763             5,640
                                                                     --------          --------

                                                                    $ 289,138         $ 276,218
                                                                     ========          ========


              See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                                                     June 30,         December 31,
($ in thousands, except share data)                                                    2001               2000
                                                                                    -----------        ----------
LIABILITIES

Current liabilities:
     Current portion of long-term debt                                                 $ 3,072           $ 3,705
     Accounts payable                                                                    6,939             4,611
     Accrued distributions to minority interests                                             -             7,930
     Accrued expenses                                                                   10,912             6,908
                                                                                      --------           -------

        Total current liabilities                                                       20,923            23,154

Long-term debt, net of current portion                                                 125,980           122,004
Deferred compensation liability                                                          1,168             1,168
Deferred income taxes                                                                   10,743             9,502
                                                                                      --------           -------

        Total liabilities                                                              158,814           155,828

Minority interest                                                                       26,518            20,599

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding               -                 -
Common stock, $0.01 par value; 40,000,000 shares authorized; 19,524,533 shares
     issued in 2001 and 2000                                                               195               195
Capital in excess of par value                                                          88,978            88,978
Accumulated earnings                                                                    48,326            44,311
Treasury stock, at cost; 3,961,799 shares in 2001 and  2000                            (33,693)          (33,693)
                                                                                      --------           -------

        Total stockholders' equity                                                     103,806            99,791
                                                                                      --------           -------

                                                                                      $289,138         $ 276,218
                                                                                      ========           =======

              See accompanying notes to consolidated financial statements.

                     PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                        Six Months Ended June 30,
($ in thousands)                                                                         2001              2000
                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected                                                    $ 65,621          $ 59,228
     Cash paid to employees, suppliers of goods and others                               (47,849)          (28,654)
     Purchase of investments                                                              (1,644)                -
     Proceeds from sales and maturities of investments                                     2,587             3,704
     Interest received                                                                       255               471
     Interest paid                                                                        (5,822)           (4,932)
     Taxes paid                                                                              825            (2,946)
                                                                                      -----------       -----------

        Net cash provided by operating activities                                         13,973            26,871
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of operating entities                                                       (9,866)          (18,229)
     Purchases of equipment and leasehold improvements                                    (2,649)           (4,712)
     Distributions from investments                                                        1,743             2,094
     Other                                                                                    57               112
                                                                                      -----------       -----------

        Net cash used in investing activities                                            (10,715)          (20,735)
                                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable                                                          11,090            10,276
     Payments on notes payable, exclusive of interest                                     (8,160)             (804)
     Distributions to minority interest                                                  (17,188)          (18,537)
     Contributions by minority interest, net of buyouts                                    2,324               345
     Purchases of treasury stock                                                               -            (4,874)
     Exercise of stock options, and sales and purchases of put options                         -               164
                                                                                      -----------       -----------

        Net cash used in financing activities                                            (11,934)          (13,430)
                                                                                      -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (8,676)           (7,294)

Cash and cash equivalents, beginning of period                                            15,530            20,064
                                                                                      -----------       -----------

Cash and cash equivalents, end of period                                                 $ 6,854          $ 12,770
                                                                                      ===========       ===========

                   See accompanying notes to consolidated financial statements.

            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                       (Unaudited)



                                                                                         Six Months Ended June 30,
($ in thousands)                                                                          2001            2000
                                                                                        ----------     -----------

Reconciliation of net income to cash provided by operating activities:
     Net income                                                                           $ 4,015         $ 6,399
     Adjustments to reconcile net income to cash
          provided by operating activities:

        Minority interest in consolidated income                                           13,263          13,155
        Depreciation and amortization                                                       6,985           6,354
        Provision for deferred income taxes                                                 1,520           1,317
        Equity in earnings of affiliates                                                   (1,078)         (1,934)
        Other                                                                                  32             (69)

     Changes in operating assets and liabilities, net of effect of purchase transactions:

        Investments                                                                           919          (1,293)
        Accounts receivable                                                                (3,867)          3,619
        Other receivables                                                                     425            (573)
        Other assets                                                                       (1,668)           (213)
        Accounts payable                                                                   (5,736)          1,652
        Accrued expenses                                                                     (837)         (1,543)
                                                                                        ----------     -----------

     Total adjustments                                                                      9,958          20,472
                                                                                        ----------     -----------

Net cash provided by operating activities                                                $ 13,973        $ 26,871
                                                                                        ==========     ===========

                  See accompanying notes to consolidated financial statements.

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.   General
     -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2001 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

During 2001, the Company changed its method of revenue recognition in its manufacturing segment from the percentage of completion to the completed contract method, due to a change in the segment's business model. The Company changed its sales model during 2001. This change does not materially impact the accompanying financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (continued)
                                   (Unaudited)

1.   General  (continued)
     -------

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary adjustments in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $175,000,000 and unamortized identifiable intangible assets in the amount of $1,800,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $6,100,000 and $3,200,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

2.   Earnings per share
     ------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (continued)
                                   (Unaudited)


2.   Earnings per share (continued)
     ------------------
                                                  Basic             Diluted
                                                earnings           earnings
($ in thousands, except per share data)         per share          per share
                                                ---------          ---------

Six Months Ended June 30, 2001

Net income                                       $4,015              $4,015
                                                 ======              ======

Weighted average shares outstanding              15,704              15,704
Effect of dilutive securities                        --                  16
                                                 ------              ------
     Shares for EPS calculation                  15,704              15,720
                                                 ======              ======

Net income per share                              $0.26               $0.26
                                                  =====              ======

Six Months Ended June 30, 2000

Net income                                       $6,399              $6,399
                                                 ======              ======

Weighted average shares outstanding              16,327              16,327
Effect of dilutive securities                        --                 128
                                                 ------              ------
     Shares for EPS calculation                  16,327              16,455
                                                 ======              ======

Net income per share                              $0.39               $0.39
                                                 ======              ======

Three Months Ended June 30, 2001

Net income                                       $2,045              $2,045
                                                 ======              ======

Weighted average shares outstanding              15,704              15,704
Effect of dilutive securities                        --                  12
                                                 ------              ------
     Shares for EPS calculation                  15,704              15,716
                                                 ======              ======

Net income per share                              $0.13               $0.13
                                                  =====              ======

Three Months Ended June 30, 2000

Net income                                       $3,102              $3,102
                                                 ======              ======

Weighted average shares outstanding              16,218              16,218
Effect of dilutive securities                        --                  85
                                                 ------              ------
     Shares for EPS calculation                  16,218              16,303
                                                 ======              ======

Net income per share                              $0.19               $0.19
                                                 ======              ======

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (continued)
                                   (Unaudited)

2.   Earnings per share (continued)
     ------------------

Unexercised stock options and warrants to purchase 2,844,000 and 1,358,000 shares of the Company's common stock as of June 30, 2001 and 2000 were not included in the computation of diluted EPS because the effect would be antidilutive. The increase in the number of antidilutive shares relates primarily to a decrease in the market price of the Company's common stock.

3.   Segment Reporting
     -----------------

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

($ in thousands)          Lithotripsy    Manufacturing     Refractive     Other
                          -----------    -------------     ----------     -----

Six Months Ended
    June 30, 2001

Revenue from
external customers           $39,592         $18,019         $14,062        --

Intersegment revenues           --                46            --          --

Segment profit                10,441           1,955           1,230        --


Six Months Ended
    June 30, 2000

Revenue from
external customers           $41,346         $11,104          $9,080       $879

Intersegment revenues           --               226            --          --

Segment profit                13,915           1,726           1,113         33

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (continued)
                                   (Unaudited)


3.   Segment Reporting (continued)
     -----------------

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

                                                   Six Months ended June 30,
($ in thousands)                                  2001                   2000
                                                  ----                   ----

Total segment profit                           $13,626                 $16,787

Unallocated corporate expenses:

    General and administrative                  (1,721)                 (2,133)

    Net interest expense                        (5,032)                 (3,501)

    Loan fees                                     (163)                   (107)

    Relocation of central billing office           --                     (350)

    Other, net                                    (129)                    (59)
                                                ------                  ------

Total unallocated corporate expenses            (7,045)                 (6,150)
                                                ------                  ------

Income before income taxes                      $6,581                 $10,637
                                                ======                 =======


($ in thousands)        Lithotripsy     Manufacturing    Refractive    Other
                        -----------     -------------    ----------    -----

Three Months Ended
    June 30, 2001

Revenue from
external customers         $20,149          $12,425         $6,366        --

Intersegment revenues         --                  4           --          --

Segment profit               5,568            1,083            324        --


Three Months Ended
    June 30, 2000

Revenue from
external customers         $20,812           $5,577         $6,145       $432

Intersegment revenues         --                131            --         --

Segment profit               7,036              860            832         24

                          PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (continued)
                                   (Unaudited)


3.   Segment Reporting (continued)
     -----------------

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

                                                   Three Months ended June 30,
($ in thousands)                                     2001               2000
                                                     ----               ----

Total segment profit                               $6,975             $8,752

Unallocated corporate expenses:

    General and administrative                       (799)            (1,177)

    Net interest expense                           (2,504)            (1,895)

    Loan fees                                        (163)               (24)

    Relocation of central billing office               --               (350)

    Other, net                                       (117)               (30)
                                                   ------             ------

Total unallocated corporate expenses               (3,583)            (3,476)
                                                   ------             ------

Income before income taxes                         $3,392             $5,276
                                                   ======             ======

4.   Acquisitions
     ------------

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

On May 2, 2001, the Company acquired the assets of Calumet Coach Company (Calumet)for approximately $6.4 million plus the assumption of certain liabilities and accounted for the transaction using the purchase method of accounting. Since its founding more than 50 years ago, Calumet has produced thousands of special-purpose mobile units, earning a worldwide reputation for leadership in innovative design and quality manufacturing.Calumet's key strength has been its ability to effectively mobilize a broad spectrum of specialty equipment for use in medical, industrial and military applications to meet the individual needs of the end user. Current customers include industry leaders such as GE Medical Systems, Philips, Siemens Medical Engneering and Marconi Medical Systems, hundreds of hospital systems and healthcare providers, as well as numerous broadcast and production companies. Headquartered in Calumet City, Illinois, with an additional manufacturing operation in Sanford, Florida, the company operates globally with a service and sales facility in Camberley, England, and a sales office in Beijing, China. Calumet's sales totaled approximately $50 million for the fiscal year 2000. The Company recognized approximately $5.7 million in goodwill related to this transaction.

The proforma effects of these acquisitions on an aggregated basis are not material.

                         PRIME MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (continued)
                                   (Unaudited)


5.   Condensed Financial Information Regarding Guarantor Subsidiaries
     ----------------------------------------------------------------

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries for June 30, 2001 and 2000 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of the Company who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                         Six Months Ended June 30, 2001
                                   (Unaudited)



                                       Prime Medical   Guarantor      Non-Guarantor  Eliminating    Consolidated
($ in thousands)                       Services, Inc. Subsidiaries    Subsidiaries     Entries         Total
                                      --------------  ------------   -------------  -------------  -------------

Revenue:
     Lithotripsy:
        Fee revenues                           $ -        $ 6,414        $ 30,281            $ -       $ 36,695
        Management fees                          -            980             797              -          1,777
        Equity income                        8,719          6,897             341        (14,837)         1,120
                                            ------         ------          ------         ------         ------
                                             8,719         14,291          31,419        (14,837)        39,592
     Manufacturing                           1,923          2,010          18,019         (3,933)        18,019
     Refractive                              1,264          2,284          14,062         (3,548)        14,062
                                            ------         ------          ------         ------         ------
        Total revenue                       11,906         18,585          63,500        (22,318)        71,673
                                            ------         ------          ------         ------         ------

Cost of services and general and
     administrative expenses:
        Lithotripsy                              -          1,178          12,215              -         13,393
        Manufacturing                            -              -          15,278              -         15,278
        Refractive                               -              -           8,899              -          8,899
        Corporate                               19          1,702               -              -          1,721
                                            ------         ------          ------         ------         ------
                                                19          2,880          36,392              -         39,291
Depreciation and amortization                    -          3,889           3,096              -          6,985
                                            ------         ------          ------         ------         ------
                                                19          6,769          39,488              -         46,276
                                            ------         ------          ------         ------         ------

Operating income                            11,887         11,816          24,012        (22,318)        25,397
                                            ------         ------          ------         ------         ------

Other income (deductions):
     Interest income                            30            116             133              -            279
     Interest expense                       (5,176)           (16)           (588)             -         (5,780)
     Loan fees                                (163)             -               -              -           (163)
     Other, net                                 62            (19)             68              -            111
                                            ------         ------          ------         ------         ------
       Total other income (deductions)      (5,247)            81            (387)             -         (5,553)
                                            ------         ------          ------         ------         ------

Income before provision for income
     taxes and minority interest             6,640         11,897          23,625        (22,318)        19,844

Minority interest in consolidated income         -              -               -         13,263         13,263

Provision for income taxes                   2,625             (9)            (50)             -          2,566
                                            ------         ------          ------         ------         ------

Net income                                 $ 4,015       $ 11,906        $ 23,675      $ (35,581)       $ 4,015
                                            ======         ======          ======        =======         ======


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                         Six Months Ended June 30, 2000
                                   (Unaudited)


                                         Prime Medical   Guarantor      Non-Guarantor  Eliminating    Consolidated
($ in thousands)                         Services, Inc. Subsidiaries    Subsidiaries     Entries         Total
                                        --------------  ------------   -------------  -------------  -------------


Revenue:
     Lithotripsy:
        Fee revenues                             $ -        $ 8,174        $ 30,109            $ -       $ 38,283
        Management fees                            -          1,019             809              -          1,828
        Equity income                         11,884          6,876             233        (17,758)         1,235
                                              ------         ------          ------         ------         ------
                                              11,884         16,069          31,151        (17,758)        41,346
     Manufacturing                             1,895          1,971          11,104         (3,866)        11,104
     Refractive                                  967          1,518           8,302         (1,707)         9,080
     Prostatherapy                                 -              -             792              -            792
     Other                                         -             87               -              -             87
                                              ------         ------          ------         ------         ------
        Total revenue                         14,746         19,645          51,349        (23,331)        62,409
                                              ------         ------          ------         ------         ------

Cost of services and general and
     administrative expenses:
        Lithotripsy                                -            182          10,948              -         11,130
        Manufacturing                              -              -           8,572              -          8,572
        Refractive                                 -             17           4,810              -          4,827
        Prostatherapy                              -           (144)            817              -            673
        Other                                      -             95               -              -             95
        Corporate                                 24          2,109               -              -          2,133
        Relocation of central billing office       -            350               -              -            350
                                              ------         ------          ------         ------         ------
                                                  24          2,609          25,147              -         27,780
Depreciation and amortization                      -          3,198           3,156              -          6,354
                                              ------         ------          ------         ------         ------
                                                  24          5,807          28,303              -         34,134
                                              ------         ------          ------         ------         ------
Operating income                              14,722         13,838          23,046        (23,331)        28,275
                                              ------         ------          ------         ------         ------

Other income (deductions):
     Interest and dividends                      177            162             216              -            555
     Interest expense                         (4,652)           813          (1,165)             -         (5,004)
     Loan fees                                  (107)             -               -              -           (107)
     Other, net                                   52            (58)             79              -             73
                                              ------         ------          ------         ------         ------
        Total other income (deductions)       (4,530)           917            (870)             -         (4,483)
                                              ------         ------          ------         ------         ------

Income before provision for income
     taxes and minority interest              10,192         14,755          22,176        (23,331)        23,792

Minority interest in consolidated income           -              -               -         13,155         13,155

Provision for income taxes                     3,793              9             436              -          4,238
                                              ------         ------          ------         ------         ------
Net income                                   $ 6,399       $ 14,746        $ 21,740      $ (36,486)       $ 6,399
                                              ======         ======          ======        =======         ======


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                        Three Months Ended June 30, 2001
                                   (Unaudited)



                                          Prime Medical   Guarantor     Non-Guarantor   Eliminating    Consolidated
($ in thousands)                          Services, Inc. Subsidiaries   Subsidiaries      Entries         Total
                                          -------------  ------------   -------------  -------------  -------------


Revenue:
     Lithotripsy:
        Fee revenues                              $ -        $ 3,139        $ 15,475            $ -       $ 18,614
        Management fees                             -            562             440              -          1,002
        Equity income                           4,710          3,648             160         (7,985)           533
                                               ------         ------          ------         ------         ------
                                                4,710          7,349          16,075         (7,985)        20,149
     Manufacturing                              1,051          1,099          12,425         (2,150)        12,425
     Refractive                                   468            975           6,366         (1,443)         6,366
                                               ------         ------          ------         ------         ------
        Total revenue                           6,229          9,423          34,866        (11,578)        38,940
                                               ------         ------          ------         ------         ------
Cost of services and general and
     administrative expenses:
        Lithotripsy                                 -            517           6,134              -          6,651
        Manufacturing                               -              -          10,917              -         10,917
        Refractive                                  -              -           4,185              -          4,185
        Corporate                                   2            797               -              -            799
                                               ------         ------          ------         ------         ------
                                                    2          1,314          21,236              -         22,552
Depreciation and amortization                       -          1,950           1,560              -          3,510
                                               ------         ------          ------         ------         ------
                                                    2          3,264          22,796              -         26,062
                                               ------         ------          ------         ------         ------
Operating income                                6,227          6,159          12,070        (11,578)        12,878
                                               ------         ------          ------         ------         ------

Other income (deductions):
     Interest income                               23             55              65              -            143
     Interest expense                          (2,580)            (8)           (312)             -         (2,900)
     Loan fees                                   (163)             -               -              -           (163)
     Other, net                                   (19)            14              44              -             39
                                               ------         ------          ------         ------         ------
        Total other income (deductions)        (2,739)            61            (203)             -         (2,881)
                                               ------         ------          ------         ------         ------
Income before provision for income
     taxes and minority interest                3,488          6,220          11,867        (11,578)         9,997

Minority interest in consolidated income            -              -               -          6,605          6,605

Provision for income taxes                      1,443             (9)            (87)             -          1,347
                                               ------         ------          ------         ------         ------
Net income                                    $ 2,045        $ 6,229        $ 11,954      $ (18,183)       $ 2,045
                                              =======        =======        ========      =========        =======



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                        Three Months Ended June 30, 2000
                                   (Unaudited)



                                          Prime Medical   Guarantor     Non-Guarantor   Eliminating    Consolidated
($ in thousands)                          Services, Inc. Subsidiaries   Subsidiaries      Entries         Total
                                          -------------  ------------   -------------  -------------  -------------

Revenue:
     Lithotripsy:
        Fee revenues                              $ -        $ 3,977        $ 15,236            $ -       $ 19,213
        Management fees                             -            496             438              -            934
        Equity income                           5,860          3,567             118         (8,880)           665
                                               ------         ------          ------         ------         ------
                                                5,860          8,040          15,792         (8,880)        20,812
     Manufacturing                                981          1,020           5,577         (2,001)         5,577
     Refractive                                   679          1,116           5,719         (1,369)         6,145
     Prostatherapy                                  -              -             390              -            390
     Other                                          -             42               -              -             42
                                               ------         ------          ------         ------         ------
        Total revenue                           7,520         10,218          27,478        (12,250)        32,966
                                               ------         ------          ------         ------         ------

Cost of services and general and
     administrative expenses:
        Lithotripsy                                 -           (166)          5,901              -          5,735
        Manufacturing                               -              -           4,282              -          4,282
        Refractive                                  -             17           3,309              -          3,326
        Prostatherapy                               -            (72)            386              -            314
        Other                                       -             45               -              -             45
        Corporate                                  15          1,162               -              -          1,177
        Relocation of central billing office        -            350               -              -            350
                                               ------         ------          ------         ------         ------
                                                   15          1,336          13,878              -         15,229
Depreciation and amortization                       -          1,766           1,668              -          3,434
                                               ------         ------          ------         ------         ------
                                                   15          3,102          15,546              -         18,663
                                               ------         ------          ------         ------         ------

Operating income                                7,505          7,116          11,932        (12,250)        14,303
                                               ------         ------          ------         ------         ------

Other income (deductions):
     Interest and dividends                        28             63             106              -            197
     Interest expense                          (2,393)           406            (591)             -         (2,578)
     Loan fees                                    (24)             -               -              -            (24)
     Other, net                                    55            (56)             79              -             78
                                               ------         ------          ------         ------         ------
        Total other income (deductions)        (2,334)           413            (406)             -         (2,327)
                                               ------         ------          ------         ------         ------

Income before provision for income
     taxes and minority interest                5,171          7,529          11,526        (12,250)        11,976

Minority interest in consolidated income            -              -               -          6,700          6,700

Provision for income taxes                      2,069              9              96              -          2,174
                                               ------         ------          ------         ------         ------
Net income                                    $ 3,102        $ 7,520        $ 11,430      $ (18,950)       $ 3,102
                                               ======         ======          ======         ======         ======


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                                 June 30, 2001
                                   (Unaudited)



                                            Prime Medical  Guarantor     Non-Guarantor  Eliminating    Consolidated
($ in thousands)                            Services, Inc. Subsidiaries  Subsidiaries     Entries         Total
                                            -------------  ------------  ------------- -------------  -------------

ASSETS

Current assets:
     Cash                                        $ 602        $ 2,923        $ 3,329            $ -        $ 6,854
     Investments                                   321              -              -              -            321
     Accounts receivable, net                        -          3,621         31,570              -         35,191
     Other receivables                             590          4,751          1,665              -          7,006
     Deferred income taxes                          26            727              -              -            753
     Prepaid expenses and other current assets      13            331          1,130              -          1,474
     Inventory                                       -              -         14,912              -         14,912
                                             ---------      ---------       --------     ----------      ---------
        Total current assets                     1,552         12,353         52,606              -         66,511
                                             ---------      ---------       --------     ----------      ---------
Property and equipment:
     Equipment, furniture and fixtures               -          6,447         49,312              -         55,759
     Building and leasehold improvements             -            611          4,961              -          5,572
                                             ---------      ---------       --------     ----------      ---------
                                                     -          7,058         54,273              -         61,331
     Less accumulated depreciation
        and amortization                             -         (3,942)       (29,022)             -        (32,964)
                                             ---------      ---------       --------     ----------      ---------
        Property and equipment, net                  -          3,116         25,251              -         28,367
                                             ---------      ---------       --------     ----------      ---------

Investment in subsidiaries
     and other investments                     235,787         50,304              -       (276,648)         9,443
Goodwill, at cost, net of amortization               -        172,331          5,723              -        178,054
Other noncurrent assets                            798          4,499          1,466              -          6,763
                                             ---------      ---------       --------     ----------      ---------
                                             $ 238,137      $ 242,603       $ 85,046     $ (276,648)     $ 289,138
                                             =========      =========       ========     ==========      =========

LIABILITIES

Current liabilities:
     Current portion of long-term debt             $ -            $ -        $ 3,072            $ -        $ 3,072
     Accounts payable                                -            361          6,578              -          6,939
     Accrued expenses                            3,345          2,467          5,100              -         10,912
                                             ---------      ---------       --------     ----------      ---------
        Total current liabilities                3,345          2,828         14,750              -         20,923
Deferred compensation liability                  1,168              -              -              -          1,168
Long-term debt, net of current portion         123,000             63          2,917              -        125,980
Deferred income taxes                            6,818          3,925              -              -         10,743
                                             ---------      ---------       --------     ----------      ---------
        Total liabilities                      134,331          6,816         17,667              -        158,814
                                             ---------      ---------       --------     ----------      ---------

Minority interest                                    -              -              -         26,518         26,518

STOCKHOLDERS' EQUITY

Common stock                                       195              -              -              -            195
Capital in excess of par value                  88,978              -              -              -         88,978
Accumulated earnings                            48,326              -              -              -         48,326
Treasury stock                                 (33,693)             -              -              -        (33,693)
Subsidiary net equity                                -        235,787         67,379       (303,166)             -
                                             ---------      ---------       --------     ----------      ---------
        Total stockholders' equity             103,806        235,787         67,379       (303,166)       103,806
                                             ---------      ---------       --------     ----------      ---------
                                             $ 238,137      $ 242,603       $ 85,046     $ (276,648)     $ 289,138
                                             =========      =========       ========     ==========      =========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                         Six Months Ended June 30, 2001
                                   (Unaudited)



                                             Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
($ in thousands)                             Services, Inc. Subsidiaries   Subsidiaries     Entries         Total
                                             -------------  ------------   ------------- -------------  -------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
        Net cash provided by (used in)
             operating activities               $ (7,098)      $ (2,344)      $ 23,415            $ -       $ 13,973
                                                 -------        -------        -------        -------        -------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of operating entities                   -         (3,101)        (6,765)             -         (9,866)
     Purchases of equipment and leasehold
        improvements                                   -           (843)        (1,806)             -         (2,649)
     Proceeds from sales of equipment                  -              -             57              -             57
     Distributions from subsidiaries              13,273         10,348              -        (23,621)             -
     Investments in subsidiaries                 (11,000)        (8,000)             -         19,000              -
     Distributions from investments                    -          1,743              -              -          1,743
                                                 -------        -------        -------        -------        -------
        Net cash provided by (used in)
             investing activities                  2,273            147         (8,514)        (4,621)       (10,715)
                                                 -------        -------        -------        -------        -------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                  11,000              -             90              -         11,090
     Payments on notes payable exclusive of
        interest                                  (6,000)             -         (2,160)             -         (8,160)
     Contributions by minority interest,
        net of buyouts                                 -              -          2,324              -          2,324
     Distributions to minority interest                -              -              -        (17,188)       (17,188)
     Contributions by parent                           -         11,000          8,000        (19,000)             -
     Distributions to equity owners                    -        (13,273)       (27,536)        40,809              -
                                                 -------        -------        -------        -------        -------
        Net cash provided by (used in)
               financing activities                5,000         (2,273)       (19,282)         4,621        (11,934)
                                                 -------        -------        -------        -------        -------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                175         (4,470)        (4,381)             -         (8,676)

Cash and cash equivalents, beginning of period       427          7,393          7,710              -         15,530
                                                 -------        -------        -------        -------        -------

Cash and cash equivalents, end of period           $ 602        $ 2,923        $ 3,329            $ -        $ 6,854
                                                 =======        =======        =======        =======        =======



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                         Six Months Ended June 30, 2000
                                   (Unaudited)



                                             Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
($ in thousands)                             Services, Inc. Subsidiaries   Subsidiaries     Entries         Total
                                             -------------  ------------   ------------- -------------  -------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
        Net cash provided by (used in)
             operating activities               $ (6,953)       $ 8,321       $ 25,503            $ -       $ 26,871
                                                 -------        -------        -------        -------        -------
CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of operating entities                   -        (18,229)             -              -        (18,229)
     Purchases of equipment and leasehold
        improvements                                   -           (878)        (3,834)             -         (4,712)
     Distributions from subsidiaries              10,469          9,908              -        (20,377)             -
     Investments in subsidiaries                  (9,000)             -              -          9,000              -
     Distributions from investments                    -          2,094              -              -          2,094
     Other                                             -            112              -              -            112
                                                 -------        -------        -------        -------        -------
        Net cash provided by (used in)
             investing activities                  1,469         (6,993)        (3,834)       (11,377)       (20,735)
                                                 -------        -------        -------        -------        -------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                   9,000              -          1,276              -         10,276
     Payments on notes payable exclusive of
        interest                                       -              -           (804)             -           (804)
     Contributions by minority interest,
        net of buyouts                                 -              -            345              -            345
     Distributions to minority interest                -              -              -        (18,537)       (18,537)
     Purchases of treasury stock                  (4,874)             -              -              -         (4,874)
     Exercise of stock options, and sales
        and purchases of put options                 164              -              -              -            164
     Contributions by parent                           -          9,000              -         (9,000)             -
     Distributions to equity owners                    -        (10,469)       (28,445)        38,914              -
                                                 -------        -------        -------        -------        -------
        Net cash provided by (used in)
               financing activities                4,290         (1,469)       (27,628)        11,377        (13,430)
                                                 -------        -------        -------        -------        -------
NET DECREASE IN CASH AND
     CASH EQUIVALENTS                             (1,194)          (141)        (5,959)             -         (7,294)

Cash and cash equivalents, beginning of period     2,043          2,682         15,339              -         20,064
                                                 -------        -------        -------        -------        -------
Cash and cash equivalents, end of period           $ 849        $ 2,541        $ 9,380            $ -       $ 12,770
                                                 =======        =======        =======        =======        =======



                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations
Revenues
--------

For the six months ended June 30, 2001, total revenues increased $9,264,000 (15%) as compared to the same period in 2000. Revenues from lithotripsy operations decreased by $1,754,000 (4%) primarily due to implementation of the outpatient Prospective Payment System, payor mix changes and renegotiation of contracts during the past year which resulted in decreases in average revenue per procedure. Lithoripsy procedures performed increased by 4%. Revenues from manufacturing increased $6,915,000 (62%) due to the acquisition of Calumet Coach Company in May of 2001. Revenues from refractive services were $14,062,000 compared to $9,080,000 for the same period in 2000 due to the acquisition of four centers and the internal development of two centers in 2000. Refractive procedures actually decreased 12% on a same store basis between the two periods. Revenues from other operations declined $879,000 due to the disposal of both prostatherapy and cardiac operations in 2000.

Total revenues for the three months ended June 30, 2001 increased $5,974,000 (18%) as compared to the same period in 2000. Revenues from lithotripsy operations decreased by $663,000 (3%) and revenues from manufacturing increased $6,848,000 (123%) due to the acquisition of Calumet Coach Company in May of 2001. Revenues from refractive services increased $221,000 (4%) due to the acquisitions and internal development discussed above. Revenues from other operations declined $432,000 due to the disposal of both prostatherapy and cardiac operations in 2000.

Expenses
--------

For the six months ended June 30, 2001, costs and expenses (excluding depreciation and amortization) increased from 45% to 55% of revenues, primarily due to increases in the manufacturing and refractive operations, both of which have lower operating margins than the lithotripsy operations. Costs of services associated with lithotripsy operations increased $2,263,000 (20%) in absolute terms and increased from 27% to 34% of lithotripsy revenues due to increased repair and maintenance costs and costs associated with Stark II compliance issues. Cost of services and general and administrative expenses associated with manufacturing increased $6,706,000 (78%) due to increased sales and costs related to the Calumet acquisition. Cost of services associated with refractive operations increased $4,072,000 (84%) due to increased operations noted above. Cost of services associated with other operations decreased $768,000 due to the disposal of both prostatherapy and cardiac operations in 2000. Corporate expenses decreased from 3% to 2% of revenues, decreasing $412,000 (19%) in absolute terms due to lower variable expenses during the first half of 2001.

Costs and expenses (excluding depreciation and amortization) for the three months ended June 30, 2001 increased from 46% to 58% of revenues, primarily due to increases in the manufacturing and refractive operations, both of which have lower operating margins than the lithotripsy operations. Costs of services associated with lithotripsy operations increased $916,000 in absolute terms and from 28% to 33% of lithotripsy revenues. Cost of services and general and administrative expenses associated with manufacturing increased $6,635,000 (155%) due to increased sales and costs related to the Calumet acquisition. Cost of services associated with refractive operations increased $859,000 (26%). Cost of services associated with other operations decreased $359,000. Corporate expenses decreased from 4% to 2% of revenues, decreasing $378,000 (32%) in absolute terms due to lower variable expenses during the second quarter of 2001.

Other Income (Deductions)
-------------------------

For the six months ended June 30, 2001, other deductions increased $1,070,000 (24%) compared to the same period in 2000, primarily due to an increase in interest expense as the Company had higher outstanding balances of its revolving line of credit. Also contributing to the increase in other deductions was a decrease in interest income due to lower amounts of cash on deposit.

Other deductions for the three months ended June 30, 2001 increased $554,000 (24%) compared to the same period in 2000 primarily due to increased interest expense discussed above.

Minority Interest In Consolidated Income
----------------------------------------

Minority interest in consolidated income for the six months ended June 30, 2001 increased $108,000 compared to the same period in 2000, primarily as a result of the reengineering of certain lithotripsy partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $15,215,000 for the six months ended June 30, 2001 compared to $15,327,000 for the same period in 2000.

Minority interest in consolidated income for the three months ended June 30, 2001 decreased $95,000 compared to the same period in 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $7,700,000 for the three months ended June 30, 2001 compared to $7,950,000 for the same period in 2000.

EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for Income Taxes
--------------------------

Provision for income taxes for the six months ended June 30, 2001 decreased $1,672,000 and for the three months ended June 30, 2001 decreased $827,000 compared to the same periods in 2000 due to a decrease in taxable income. The effective tax rate includes the impact of the Federal tax rate as well as numerous state tax rates, and the impact of the Federal and state rates for a partially owned consolidated corporation, which is required to file a separate tax return.

Liquidity and Capital Resources
-------------------------------

Cash was $6,854,000 and $15,530,000 at June 30, 2001 and December 31, 2000,
respectively. Cash provided by operations for the six months ended June 30, 2001 was $13,973,000 compared to cash provided by operations for the six months ended June 30, 2000 of $26,871,000. The decrease was attributable to an increase in accounts receivable and a significant reduction in accounts payable and accrued expenses.

Cash used in investing activities for the six months ended June 30, 2001 was $10,715,000 compared to cash used in investing activities for the six months ended June 30, 2000 of $20,735,000. The decrease was attributable to the three refractive acquisitions effective during 2000 and an increase in the purchase of equipment in 2000. Cash used in financing activities for the six months ended June 30, 2001 was $11,934,000 compared to cash used for financing activities for the six months ended June 30, 2000 of $13,430,000. The decrease in cash used was due to increase in contributions provided by minority interests and a decrease in cash used to purchase treasury stock. Additionally, payments on the Company's senior credit facility increased in 2001.

The Company's existing senior credit facility is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, $23 million of which was drawn at June 30, 2001 and July 31, 2001.

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

The Company intends to increase the volume of its lithotripsy operations primarily through acquisitions and grow its manufacturing operations through both acquisitions and expansion of its product lines. The Company intends to fund the purchase price for future acquisitions and developments using borrowings under its senior credit facility and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions where appropriate.

During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. In February 2000 the Company announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 this amount was increased to $45.0 million. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 3,961,799 shares of stock for a total of $33,693,000 as of July 31, 2001.

The Company's ability to make scheduled payments of principal, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under its senior credit facility, will be adequate to meet the Company's future liquidity needs for at least the next several years. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit facility in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs.

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

                    Quantitative and Qualitative Disclosures
                                About Market Risk



Interest Rate Risk
------------------

As of June 30, 2001, the Company had long-term debt (including current portion) totaling $129,052,000, of which $100 million has a fixed rate of interest of 8.75%, $1,558,000 has fixed rates of 6% to 9%, $4,332,000 bears interest at a variable rate equal to a specified prime rate, $23 million bears interest at a variable rate equal to LIBOR + 1 to 2% and $162,000 does not bear any interest. The Company is exposed to some market risk due to the floating interest rate debt totaling $27,332,000. The Company makes monthly or quarterly payments of principal and interest on $4,332,000 of the floating rate debt. An increase in interest rates of 1.0% would result in a $270,000 annual increase in interest expense on this existing principal balance.

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

                                        PRIME MEDICAL SERVICES, INC.



Date:    August 8, 2001        By: /s/ Cheryl L. Williams
                                  ----------------------
                                   Cheryl L. Williams, Senior Vice President
                                       and Chief Financial Officer