Form 10-Q
period 2001-09-30
PRIME MEDICAL SERVICES INC /TX/
filed 2001-11-14
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001

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

YES    X    NO  ___
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Number of Shares Outstanding at
             Title of Each Class               October 31, 2001
             -------------------               ----------------
        Common Stock, $.01 par value              15,562,734

                                     PART I


                              FINANCIAL INFORMATION

                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
($ in thousands, except per share data)              2001          2000         2001          2000
                                                   ----------    ---------    ----------    ---------

Revenue:
     Lithotripsy:
        Fee revenues                                 $20,158     $ 20,678       $56,853     $ 58,961
        Management fees                                  944          931         2,721        2,759
        Equity income                                    421          690         1,541        1,926
                                                   ----------    ---------    ----------    ---------
                                                      21,523       22,299        61,115       63,646
     Manufacturing                                    16,547        5,757        34,566       16,861
     Refractive                                        4,349        6,941        18,411       16,021
     Other                                                 -          448             -        1,327
                                                   ----------    ---------    ----------    ---------
        Total revenue                                 42,419       35,445       114,092       97,855
                                                   ----------    ---------    ----------    ---------

Cost of services and general and
     administrative expenses:
     Lithotripsy                                       6,192        5,713        19,585       16,843
     Manufacturing                                    14,033        4,478        29,311       13,051
     Refractive                                        3,477        4,432        12,376        9,259
     Other                                                 -          302             -        1,070
     Corporate                                           977        1,232         2,698        3,365
     Relocation of central billing office                  -          220             -          570
                                                   ----------    ---------    ----------    ---------
                                                      24,679       16,377        63,970       44,158
Depreciation and amortization                          3,672        3,839        10,657       10,192
                                                   ----------    ---------    ----------    ---------
                                                      28,351       20,216        74,627       54,350
                                                   ----------    ---------    ----------    ---------

Operating income                                      14,068       15,229        39,465       43,505

Other income (deductions):
     Interest and dividends                               94          199           373          754
     Interest expense                                 (2,724)      (2,678)       (8,504)      (7,682)
     Loan fees                                             -           (4)         (163)        (111)
     Other, net                                          140           16           251           89
                                                   ----------    ---------    ----------    ---------
                                                      (2,490)      (2,467)       (8,043)      (6,950)
                                                   ----------    ---------    ----------    ---------
Income before provision for income
     taxes and minority interests                     11,578       12,762        31,422       36,555

Minority interest in consolidated income               7,788        7,828        21,051       20,983

Provision for income taxes                             1,492        1,766         4,058        6,004
                                                   ----------    ---------    ----------    ---------

Net income                                           $ 2,298      $ 3,168       $ 6,313      $ 9,568
                                                   ==========    =========    ==========    =========

Basic earnings per share:
     Net income                                       $ 0.15       $ 0.20        $ 0.40       $ 0.59
                                                   ==========    =========    ==========    =========
     Weighted average shares outstanding              15,704       15,943        15,704       16,198
                                                   ==========    =========    ==========    =========

Diluted earnings per share:
     Net income                                       $ 0.15       $ 0.20        $ 0.40       $ 0.59
                                                   ==========    =========    ==========    =========
     Weighted average shares outstanding              15,706       16,025        15,715       16,311
                                                   ==========    =========    ==========    =========




                    See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                     September 30,      December 31,
($ in thousands)                                                         2001               2000
                                                                     ------------       -----------

ASSETS

Current assets:
     Cash and cash equivalents                                          $ 11,256          $ 15,530
     Investments                                                             287             1,241
     Accounts receivable, less allowance for doubtful
        accounts of $243 in 2001 and $212 in 2000                         35,626            30,152
     Other receivables                                                     6,133             6,619
     Deferred income taxes                                                   545             1,032
     Prepaid expenses and other current assets                             1,064             1,629
     Inventory                                                            13,639             5,068
                                                                        ---------           --------

        Total current assets                                              68,550             61,271
                                                                        ---------           --------

Property and equipment:
     Equipment, furniture and fixtures                                    57,799             53,553
     Building and leasehold improvements                                   5,881              3,574
                                                                        ---------           --------

                                                                          63,680             57,127

     Less accumulated depreciation and amortization                      (35,782)           (30,873)
                                                                        ---------           --------

        Property and equipment, net                                       27,898             26,254
                                                                        ---------           --------

Other investments                                                          7,044             10,229
Goodwill, at cost, net of amortization                                   178,905            172,824
Other noncurrent assets                                                    6,538              5,640
                                                                        ---------           --------

                                                                        $288,935          $ 276,218
                                                                        =========           ========



              See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                                                    September 30,      December 31,
($ in thousands, except share data)                                                    2001              2000
                                                                                     ---------         --------

LIABILITIES

Current liabilities:
     Current portion of long-term debt                                                 $ 2,691           $ 3,705
     Accounts payable                                                                    7,021             4,611
     Accrued distributions to minority interests                                             -             7,930
     Accrued expenses                                                                    8,774             6,908
                                                                                      ---------          --------

        Total current liabilities                                                       18,486            23,154

Long-term debt, net of current portion                                                 123,191           122,004
Deferred compensation liability                                                          1,168             1,168
Deferred income taxes                                                                   11,437             9,502
                                                                                      ---------          --------

        Total liabilities                                                              154,282           155,828

Minority interest                                                                       28,549            20,599

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding               -                 -
Common stock, $0.01 par value; 40,000,000 shares authorized; 19,524,533 shares
     issued in 2001 and 2000                                                               195               195
Capital in excess of par value                                                          88,978            88,978
Accumulated earnings                                                                    50,624            44,311
Treasury stock, at cost; 3,961,799 shares in 2001 and 2000                             (33,693)          (33,693)
                                                                                      ---------           --------

        Total stockholders' equity                                                     106,104            99,791
                                                                                      ---------          --------

                                                                                      $288,935         $ 276,218
                                                                                      =========          ========



              See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 Nine Months Ended September 30,
($ in thousands)                                                                      2001              2000
                                                                                    ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected                                                $108,484          $ 92,473
     Cash paid to employees, suppliers of goods and others                           (70,507)          (47,123)
     Purchases of investments                                                         (1,644)           (1,992)
     Proceeds from sales and maturities of investments                                 2,636             5,091
     Interest received                                                                   334               641
     Interest paid                                                                   (10,725)           (9,753)
     Taxes paid, net of refunds                                                          236            (3,760)
                                                                                    ---------         ---------

        Net cash provided by operating activities                                     28,814            35,577
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of operating entities                                                  (10,084)          (18,344)
     Purchases of equipment and leasehold improvements                                (4,115)           (8,352)
     Distributions from investments                                                    2,187             2,909
     Other                                                                               249               168
                                                                                    ---------         ----------
        Net cash used in investing activities                                        (11,763)          (23,619)
                                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable                                                      12,460            11,103
     Payments on notes payable, exclusive of interest                                (12,624)           (1,300)
     Distributions to minority interest                                              (23,434)          (25,780)
     Contributions by minority interest, net of buyouts                                2,273               329
     Purchases of treasury stock                                                           -            (6,963)
     Exercise of stock options, and sales and purchases of put options                     -               165
                                                                                    ---------         ---------

        Net cash used in financing activities                                        (21,325)          (22,446)
                                                                                    ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (4,274)          (10,488)

Cash and cash equivalents, beginning of period                                        15,530            20,064
                                                                                    ---------         ---------

Cash and cash equivalents, end of period                                            $ 11,256           $ 9,576
                                                                                    =========         =========




                 See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)



                                                                                      Nine Months Ended September 30,
($ in thousands)                                                                           2001            2000
                                                                                         --------        --------

Reconciliation of net income to cash provided by operating activities:
     Net income                                                                           $ 6,313         $ 9,568
     Adjustments to reconcile net income to cash provided by operating activities:
        Minority interest in consolidated income                                           21,051          20,983
        Depreciation and amortization                                                      10,657          10,192
        Provision for deferred income taxes                                                 2,422           2,881
        Equity in earnings of affiliates                                                   (1,499)         (1,805)
        Other                                                                                  40            (176)

     Changes in operating assets and liabilities, net of effect of purchase transactions:
        Investments                                                                           953           2,987
        Accounts receivable                                                                (3,253)         (2,586)
        Other receivables                                                                     813          (2,427)
        Other assets                                                                          118          (1,755)
        Accounts payable                                                                   (5,759)          2,105
        Accrued expenses                                                                   (3,042)         (4,390)
                                                                                          --------        --------

     Total adjustments                                                                     22,501          26,009
                                                                                          --------        --------

Net cash provided by operating activities                                                $ 28,814        $ 35,577
                                                                                          ========        ========



                See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.   General
--   -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2001 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

1.   General  (continued)
--   --------------------

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

As of the date of adoption, the Company expects to have unamortized goodwill of approximately $175,000,000 and unamortized identifiable intangible assets of approximately $1,800,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $6,100,000 and $5,000,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.   General  (continued)
--   --------------------

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. This Statement is effective beginning January 1, 2002. The effect of adopting this Statement is currently being evaluated; however, the Company does not believe the effects of adoption will be material to its financial position or results of operations.

2.   Earnings per share
--   ------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:


                                                     Basic          Diluted
                                                   earnings        earnings
($ in thousands, except per share data)            per share       per share
                                                   ---------       ---------

Nine Months Ended September 30, 2001
------------------------------------

Net income                                          $6,313           $6,313
                                                    ======           ======

Weighted average shares outstanding                 15,704           15,704
Effect of dilutive securities                           --               11
                                                    ------           ------
     Shares for EPS calculation                     15,704           15,715
                                                    ======           ======

Net income per share                                 $0.40            $0.40
                                                     =====           ======

Nine Months Ended September 30, 2000
------------------------------------

Net income                                          $9,568           $9,568
                                                    ======           ======

Weighted average shares outstanding                 16,198           16,198
Effect of dilutive securities                           --              113
                                                    ------           ------
     Shares for EPS calculation                     16,198           16,311
                                                    ======           ======

Net income per share                                 $0.59            $0.59
                                                    ======           ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


2.   Earnings per share (continued)
--   ------------------------------
                                                   Basic          Diluted
                                                 earnings        earnings
($ in thousands, except per share data)          per share       per share
                                                 ---------       ---------

Three Months Ended September 30, 2001
-------------------------------------

Net income                                         $2,298         $2,298
                                                   ======         ======

Weighted average shares outstanding                15,704         15,704
Effect of dilutive securities                          --              2
                                                   ------         ------
     Shares for EPS calculation                    15,704         15,706
                                                   ======         ======

Net income per share                                $0.15          $0.15
                                                    =====         ======

Three Months Ended September 30, 2000
-------------------------------------

Net income                                         $3,168         $3,168
                                                   ======         ======

Weighted average shares outstanding                15,943         15,943
Effect of dilutive securities                          --             82
                                                   ------         ------
     Shares for EPS calculation                    15,943         16,025
                                                   ======         ======

Net income per share                                $0.20          $0.20
                                                   ======         ======


Unexercised stock options and warrants to purchase 2,537,000 and 1,437,000 shares of the Company's common stock as of September 30, 2001 and 2000 were not included in the computation of diluted EPS because the effect would be antidilutive. The increase in the number of antidilutive shares relates primarily to a decrease in the market price of the Company's common stock.

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

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)



3.   Segment Reporting (continued)
--   -----------------------------

($ in thousands)          Lithotripsy   Manufacturing    Refractive    Other
                          -----------   -------------    ----------    -----

Nine Months Ended
-----------------
    September 30, 2001
    ------------------

Revenue from
external customers           $61,115        $34,566        $18,411       --

Intersegment revenues            --              46            --        --

Segment profit                16,276          3,661            818       --


Nine Months Ended
-----------------
    September 30, 2000
    ------------------

Revenue from
external customers           $63,646        $16,861        $16,021     $1,327

Intersegment revenues            --             293            --         --

Segment profit                21,180          2,692          1,653        86


The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:



                                                Nine Months ended September 30,
($ in thousands)                                  2001                  2000
                                                  ----                  ----

Total segment profit                           $20,755                 $25,611

Unallocated corporate expenses:

    General and administrative                  (2,698)                 (3,365)

    Net interest expense                        (7,406)                 (5,896)

    Loan fees                                     (163)                   (111)

    Relocation of the central billing office        --                    (570)

    Other, net                                    (117)                    (97)
                                               -------                 -------

Total unallocated corporate expenses           (10,384)                (10,039)
                                               -------                 -------

Income before income taxes                     $10,371                 $15,572
                                               =======                 =======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)



3.   Segment Reporting (continued)
--   -----------------------------

($ in thousands)           Lithotripsy  Manufacturing   Refractive    Other
                           -----------  -------------   ----------    -----

Three Months Ended
------------------
    September 30, 2001
    ------------------

Revenue from
external customers            $21,523       $16,547        $4,349        --

Intersegment revenues             --            --            --         --

Segment profit (loss)           5,835         1,706         (412)        --


Three Months Ended
------------------
    September 30, 2000
    ------------------

Revenue from
external customers            $22,299        $5,757       $6,941       $448

Intersegment revenues             --             67          --         --

Segment profit                  7,265           966          540         53


The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:



                                              Three Months ended September 30,
($ in thousands)                                 2001                    2000
                                                 ----                    ----

Total segment profit                           $7,129                  $8,824

Unallocated corporate expenses:

    General and administrative                   (977)                 (1,232)

    Net interest expense                       (2,374)                 (2,394)

    Loan fees                                      --                      (4)

    Relocation of central billing office           --                    (220)

    Other, net                                     12                     (40)
                                             --------                 --------

Total unallocated corporate expenses           (3,339)                 (3,890)
                                               ------                  ------

Income before income taxes                     $3,790                  $4,934
                                               ======                  ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)



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

On May 2, 2001, the Company acquired the assets of Calumet Coach Company (Calumet) for approximately $6.4 million plus the assumption of certain liabilities and accounted for the transaction using the purchase method of accounting. Since its founding more than 50 years ago, Calumet has produced thousands of special-purpose mobile units, earning a worldwide reputation for leadership in innovative design and quality manufacturing. Calumet's key strength has been its ability to effectively mobilize a broad spectrum of specialty equipment for use in medical, industrial and military applications to meet the individual needs of the end user. Current customers include industry leaders such as GE Medical Systems, Philips, Siemens Medical Engineering and Marconi Medical Systems, hundreds of hospital systems and healthcare providers, as well as numerous broadcast and production companies. Headquartered in Calumet City, Illinois, with an additional manufacturing operation in Sanford, Florida, the company operates globally with a service and sales facility in Camberley, England, and a sales office in Beijing, China. Calumet's sales totaled approximately $50 million for the fiscal year 2000. The Company recognized approximately $5.7 million in goodwill related to this transaction.

The proforma effects of these acquisitions on an aggregated basis are not material.

5.   Condensed Financial Information Regarding Guarantor Subsidiaries
--   ----------------------------------------------------------------

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries for September 30, 2001 and 2000 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of the Company who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                      Nine Months Ended September 30, 2001
                                   (Unaudited)



                                        Prime Medical   Guarantor      Non-Guarantor  Eliminating    Consolidated
($ in thousands)                        Services, Inc. Subsidiaries    Subsidiaries     Entries         Total
                                       -------------  -------------   -------------  -------------  -------------

Revenue:
     Lithotripsy:
        Fee revenues                            $ -        $ 9,768        $ 47,085            $ -       $ 56,853
        Management fees                           -          1,467           1,254              -          2,721
        Equity income                        13,422         10,144             545        (22,570)         1,541
                                            -------        -------         -------       --------        -------
                                             13,422         21,379          48,884        (22,570)        61,115
     Manufacturing                            3,712          4,155          34,566         (7,867)        34,566
     Refractive                               1,032          2,561          18,411         (3,593)        18,411
                                            -------        -------         -------       --------        -------
        Total revenue                        18,166         28,095         101,861        (34,030)       114,092
                                            -------        -------         -------       --------        -------

Cost of services and general and
     administrative expenses:
        Lithotripsy                               -          1,693          17,892              -         19,585
        Manufacturing                             -              -          29,311              -         29,311
        Refractive                                -              -          12,376              -         12,376
        Corporate                                35          2,663               -              -          2,698
                                            -------        -------         -------       --------        -------
                                                 35          4,356          59,579              -         63,970
Depreciation and amortization                     -          5,806           4,851              -         10,657
                                            -------        -------         -------       --------        -------
                                                 35         10,162          64,430              -         74,627
                                            -------        -------         -------       --------        -------

Operating income                             18,131         17,933          37,431        (34,030)        39,465
                                            -------        -------         -------       --------        -------

Other income (deductions):
     Interest and dividends                      33            176             164              -            373
     Interest expense                        (7,613)           (22)           (869)             -         (8,504)
     Loan fees                                 (163)             -               -              -           (163)
     Other, net                                  72             65             114              -            251
                                            -------        -------         -------       --------        -------
        Total other income (deductions)      (7,671)           219            (591)             -         (8,043)
                                            -------        -------         -------       --------        -------

Income before provision for income
     taxes and minority interest             10,460         18,152          36,840        (34,030)        31,422

Minority interest in consolidated income          -              -               -         21,051         21,051

Provision for income taxes                    4,147            (14)            (75)             -          4,058
                                            -------        -------         -------       --------        -------

Net income                                  $ 6,313       $ 18,166        $ 36,915      $ (55,081)       $ 6,313
                                            =======        =======         =======       ========        =======


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                      Nine Months Ended September 30, 2000
                                   (Unaudited)



                                          Prime Medical   Guarantor     Non-Guarantor   Eliminating    Consolidated
($ in thousands)                          Services, Inc. Subsidiaries   Subsidiaries     Entries          Total
                                          -------------  -------------  -------------  -------------   -------------

Revenue:
     Lithotripsy:
        Fee revenues                              $ -       $ 12,234       $  46,727           $ -        $ 58,961
        Management fees                             -          1,571           1,188             -           2,759
        Equity income                          17,774         11,028             387       (27,263)          1,926
                                              -------        -------         -------       --------        -------
                                               17,774         24,833          48,302       (27,263)         63,646
     Manufacturing                              3,089          3,203          16,861        (6,292)         16,861
     Refractive                                 1,448          3,546          15,203        (4,176)         16,021
     Prostatherapy                                  -              -           1,203             -           1,203
     Other                                          -            124               -             -             124
                                              -------        -------         -------      --------         -------
        Total revenue                          22,311         31,706          81,569       (37,731)         97,855
                                              -------        -------         -------      --------         -------

Cost of services and general and
     administrative expenses:
        Lithotripsy                                 -            419          16,424             -          16,843
        Manufacturing                               -              -          13,051             -          13,051
        Refractive                                  -             83           9,176             -           9,259
        Prostatherapy                               -           (216)          1,151             -             935
        Other                                       -            135               -             -             135
        Corporate                                  55          3,310               -             -           3,365
        Relocation of central billing office        -            570               -             -             570
                                              -------        -------         -------      --------         -------
                                                   55          4,301          39,802             -          44,158
Depreciation and amortization                       -          5,251           4,941             -          10,192
                                              -------        -------         -------      --------         -------
                                                   55          9,552          44,743             -          54,350
                                              -------        -------         -------      --------         -------

Operating income                               22,256         22,154          36,826       (37,731)         43,505
                                              -------        -------         -------      --------         -------

Other income (deductions):
     Interest and dividends                       189            230             335             -             754
     Interest expense                          (7,121)            (6)           (555)            -          (7,682)
     Loan fees                                   (111)             -               -             -            (111)
     Other, net                                    84            (60)             65             -              89
                                              -------        -------         -------      --------         -------
        Total other income (deductions)        (6,959)           164            (155)            -          (6,950)
                                              -------        -------         -------      --------         -------

Income before provision for income
     taxes and minority interest               15,297         22,318          36,671       (37,731)         36,555

Minority interest in consolidated income            -              -               -        20,983          20,983

Provision for income taxes                      5,729              7             268             -           6,004
                                              -------        -------         -------      --------         -------

Net income                                    $ 9,568       $ 22,311        $ 36,403     $ (58,714)        $ 9,568
                                              =======        =======         =======      ========         =======


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                      Three Months Ended September 30, 2001
                                   (Unaudited)



                                          Prime Medical   Guarantor     Non-Guarantor   Eliminating    Consolidated
($ in thousands)                          Services, Inc. Subsidiaries   Subsidiaries      Entries         Total
                                          -------------  -------------  --------------  -------------  -------------

Revenue:
     Lithotripsy:
        Fee revenues                              $ -        $ 3,353        $ 16,805            $ -       $ 20,158
        Management fees                             -            487             457              -            944
        Equity income                           4,702          3,248             204         (7,733)           421
                                              -------        -------         -------       --------        -------
                                                4,702          7,088          17,466         (7,733)        21,523
     Manufacturing                              1,789          2,145          16,547         (3,934)        16,547
     Refractive                                  (232)           277           4,349            (45)         4,349
                                              -------        -------         -------       --------        -------
        Total revenue                           6,259          9,510          38,362        (11,712)        42,419
                                              -------        -------         -------       --------        -------

Cost of services and general and
     administrative expenses:
        Lithotripsy                                 -            515           5,677              -          6,192
        Manufacturing                               -              -          14,033              -         14,033
        Refractive                                  -              -           3,477              -          3,477
        Corporate                                  16            961               -              -            977
                                              -------        -------         -------       --------        -------
                                                   16          1,476          23,187              -         24,679
Depreciation and amortization                       -          1,917           1,755              -          3,672
                                              -------        -------         -------       --------        -------
                                                   16          3,393          24,942              -         28,351
                                              -------        -------         -------       --------        -------

Operating income                                6,243          6,117          13,420        (11,712)        14,068
                                              -------        -------         -------       --------        -------

Other income (deductions):
     Interest and dividends                         3             60              31              -             94
     Interest expense                          (2,436)            (7)           (281)             -         (2,724)
     Loan fees                                      -              -               -
     Other, net                                    10             84              46              -            140
                                              -------        -------         -------       --------        -------
        Total other income (deductions)        (2,423)           137            (204)             -         (2,490)
                                              -------        -------         -------       --------        -------

Income before provision for income
     taxes and minority interest                3,820          6,254          13,216        (11,712)        11,578

Minority interest in consolidated income            -              -               -          7,788          7,788

Provision for income taxes                      1,522             (5)            (25)             -          1,492
                                              -------        -------         -------       --------        -------

Net income                                    $ 2,298        $ 6,259        $ 13,241      $ (19,500)       $ 2,298
                                              =======        =======         =======       ========        =======


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                      Three Months Ended September 30, 2000
                                   (Unaudited)



                                          Prime Medical   Guarantor     Non-Guarantor   Eliminating    Consolidated
($ in thousands)                          Services, Inc. Subsidiaries   Subsidiaries      Entries         Total
                                          -------------  -------------  --------------  -------------  -------------

Revenue:
     Lithotripsy:
        Fee revenues                              $ -        $ 4,060        $ 16,618            $ -       $ 20,678
        Management fees                             -            552             379              -            931
        Equity income                           5,890          4,152             154         (9,506)           690
                                              -------        -------         -------       --------        -------
                                                5,890          8,764          17,151         (9,506)        22,299
     Manufacturing                              1,195          1,232           5,757         (2,427)         5,757
     Refractive                                   481          2,028           6,901         (2,469)         6,941
     Prostatherapy                                  -              -             410              -            410
     Other                                          -             38               -              -             38
                                              -------        -------         -------       --------        -------
        Total revenue                           7,566         12,062          30,219        (14,402)        35,445
                                              -------        -------         -------       --------        -------

Cost of services and general and
     administrative expenses:
        Lithotripsy                                 -            237           5,476              -          5,713
        Manufacturing                               -              -           4,478              -          4,478
        Refractive                                  -             66           4,366              -          4,432
        Prostatherapy                               -            (72)            334              -            262
        Other                                       -             40               -              -             40
        Corporate                                  31          1,201               -              -          1,232
        Relocation of central billing office        -            220               -              -            220
                                              -------        -------         -------       --------        -------
                                                   31          1,692          14,654              -         16,377
Depreciation and amortization                       -          2,053           1,786              -          3,839
                                              -------        -------         -------       --------        -------
                                                   31          3,745          16,440              -         20,216
                                              -------        -------         -------       --------        -------

Operating income                                7,535          8,317          13,779        (14,402)        15,229
                                              -------        -------         -------       --------        -------

Other income (deductions):
     Interest and dividends                        12             68             119              -            199
     Interest expense                          (2,470)          (819)            611              -         (2,678)
     Loan fees                                     (4)             -               -              -             (4)
     Other, net                                    31             (2)            (13)             -             16
                                              -------        -------         -------       --------        -------
        Total other income (deductions)        (2,431)          (753)            717              -         (2,467)
                                              -------        -------         -------       --------        -------

Income before provision for income
     taxes and minority interest                5,104          7,564          14,496        (14,402)        12,762

Minority interest in consolidated income            -              -               -          7,828          7,828

Provision for income taxes                      1,936             (2)           (168)             -          1,766
                                              -------        -------         -------       --------        -------

Net income                                    $ 3,168        $ 7,566        $ 14,664      $ (22,230)       $ 3,168
                                              =======        =======         =======       ========        =======


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                               September 30, 2001
                                   (Unaudited)



                                            Prime Medical   Guarantor    Non-Guarantor  Eliminating    Consolidated
($ in thousands)                            Services, Inc. Subsidiaries  Subsidiaries     Entries         Total
                                            -------------  ------------  -------------  -----------    -------------

ASSETS

Current assets:
     Cash                                        $ 614        $ 5,452        $ 5,190            $ -       $ 11,256
     Investments                                   287              -              -              -            287
     Accounts receivable, net                        -          4,223         31,403              -         35,626
     Other receivables                             291          2,066          3,776              -          6,133
     Deferred income taxes                        (182)           727              -              -            545
     Prepaid expenses and other current assets      30            272            762              -          1,064
     Inventory                                       -              -         13,639              -         13,639
                                             ---------      ---------       --------     ----------      ---------
        Total current assets                     1,040         12,740         54,770              -         68,550
                                             ---------      ---------       --------     ----------      ---------

Property and equipment:
     Equipment, furniture and fixtures               -          6,240         51,559              -         57,799
     Building and leasehold improvements             -            612          5,269              -          5,881
                                             ---------      ---------       --------     ----------      ---------
                                                     -          6,852         56,828              -         63,680
     Less accumulated depreciation
        and amortization                             -         (3,906)       (31,876)             -        (35,782)
                                             ---------      ---------       --------     ----------      ---------
        Property and equipment, net                  -          2,946         24,952              -         27,898
                                             ---------      ---------       --------     ----------      ---------

Investment in subsidiaries
     and other investments                     233,863         47,431              -       (274,250)         7,044
Goodwill, at cost, net of amortization               -        173,070          5,835              -        178,905
Other noncurrent assets                          1,027          4,439          1,072              -          6,538
                                             ---------      ---------       --------     ----------      ---------
                                             $ 235,930      $ 240,626       $ 86,629     $ (274,250)     $ 288,935
                                             =========      =========       ========     ==========      =========

LIABILITIES

Current liabilities:
     Current portion of long-term debt             $ -            $ -        $ 2,691            $ -        $ 2,691
     Accounts payable                                -            119          6,902              -          7,021
     Accrued expenses                            1,146          2,634          4,994              -          8,774
                                             ---------      ---------       --------     ----------      ---------
        Total current liabilities                1,146          2,753         14,587              -         18,486
Deferred compensation liability                  1,168              -              -              -          1,168
Long-term debt, net of current portion         120,000             85          3,106              -        123,191
Deferred income taxes                            7,512          3,925              -              -         11,437
                                             ---------      ---------       --------     ----------      ---------
        Total liabilities                      129,826          6,763         17,693              -        154,282
                                             ---------      ---------       --------     ----------      ---------

Minority interest                                    -              -              -         28,549         28,549

STOCKHOLDERS' EQUITY

Common stock                                       195              -              -              -            195
Capital in excess of par value                  88,978              -              -              -         88,978
Accumulated earnings                            50,624              -              -              -         50,624
Treasury stock                                 (33,693)             -              -              -        (33,693)
Subsidiary net equity                                -        233,863         68,936       (302,799)             -
                                             ---------      ---------       --------     ----------      ---------
        Total stockholders' equity             106,104        233,863         68,936       (302,799)       106,104
                                             ---------      ---------       --------     ----------      ---------
                                             $ 235,930      $ 240,626       $ 86,629     $ (274,250)     $ 288,935
                                             =========      =========       ========     ==========      =========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                      Nine Months Ended September 30, 2001
                                   (Unaudited)



                                             Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
($ in thousands)                             Services, Inc. Subsidiaries   Subsidiaries     Entries         Total
                                             -------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
        Net cash provided by (used in)
             operating activities              $ (12,270)       $ 6,691       $ 34,393            $ -       $ 28,814
                                                 -------        -------        -------        -------         ------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of operating entities                   -         (3,207)        (6,877)             -        (10,084)
     Purchases of equipment and leasehold
        improvements                                   -           (960)        (3,155)             -         (4,115)
     Distributions from subsidiaries              21,457         11,805              -        (33,262)             -
     Investments in subsidiaries                 (11,000)        (8,000)             -         19,000              -
     Distributions from investments                    -          2,187              -              -          2,187
     Other                                             -              -            249              -            249
                                                 -------        -------        -------        -------         ------

        Net cash provided by (used in)
             investing activities                 10,457          1,825         (9,783)       (14,262)       (11,763)
                                                 -------        -------        -------        -------         ------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                  11,000              -          1,460              -         12,460
     Payments on notes payable exclusive of
        interest                                  (9,000)             -         (3,624)             -        (12,624)
     Contributions by minority interest,
        net of buyouts                                 -              -          2,273              -          2,273
     Distributions to minority interest                -              -              -        (23,434)       (23,434)
     Contributions by parent                           -         11,000          8,000        (19,000)             -
     Distributions to equity owners                    -        (21,457)       (35,239)        56,696              -
                                                 -------        -------        -------        -------         ------

        Net cash provided by (used in)
               financing activities                2,000        (10,457)       (27,130)        14,262        (21,325)
                                                 -------        -------        -------        -------         ------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                187         (1,941)        (2,520)             -         (4,274)

Cash and cash equivalents, beginning of period       427          7,393          7,710              -         15,530
                                                 -------        -------        -------        -------         ------

Cash and cash equivalents, end of period           $ 614        $ 5,452        $ 5,190            $ -       $ 11,256
                                                 =======        =======        =======        =======        =======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                      Nine Months Ended September 30, 2000
                                   (Unaudited)



                                             Prime Medical   Guarantor     Non-Guarantor  Eliminating    Consolidated
($ in thousands)                             Services, Inc. Subsidiaries   Subsidiaries     Entries         Total
                                             -------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
        Net cash provided by (used in)
             operating activities              $ (10,047)      $ 10,727       $ 34,897            $ -       $ 35,577
                                                 -------        -------        -------        -------         ------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of operating entities                   -        (18,344)             -              -        (18,344)
     Purchases of equipment and leasehold
        improvements                                   -           (940)        (7,412)             -         (8,352)
     Distributions from subsidiaries              14,914         13,270              -        (28,184)             -
     Investments in subsidiaries                  (9,000)             -              -          9,000              -
     Distributions from investments                    -          2,909              -              -          2,909
     Other                                             -            168              -              -            168
                                                 -------        -------        -------        -------         ------

        Net cash provided by (used in)
             investing activities                  5,914         (2,937)        (7,412)       (19,184)       (23,619)
                                                 -------        -------        -------        -------         ------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                   9,000              -          2,103              -         11,103
     Payments on notes payable exclusive of
        interest                                       -              -         (1,300)             -         (1,300)
     Contributions by minority interest,
        net of buyouts                                 -              -            329              -            329
     Distributions to minority interest                -              -              -        (25,780)       (25,780)
     Purchases of treasury stock                  (6,963)             -              -              -         (6,963)
     Exercise of stock options, and sales
        and purchases of put options                 165              -              -              -            165
     Contributions by parent                           -          9,000              -         (9,000)             -
     Distributions to equity owners                    -        (14,914)       (39,050)        53,964              -
                                                 -------        -------        -------        -------         ------

        Net cash provided by (used in)
               financing activities                2,202         (5,914)       (37,918)        19,184        (22,446)

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                             (1,931)         1,876        (10,433)             -        (10,488)

Cash and cash equivalents, beginning of period     2,043          2,682         15,339              -         20,064
                                                 -------        -------        -------        -------         ------

Cash and cash equivalents, end of period           $ 112        $ 4,558        $ 4,906            $ -        $ 9,576
                                                 =======        =======        =======        =======        =======


                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Revenues
--------

For the nine months ended September 30, 2001, total revenues increased $16,237,000 (17%) as compared to the same period in 2000. Revenues from lithotripter operations decreased by $2,531,000 (4%) primarily due to implementation of the outpatient Prospective Payment System, payor mix changes and the renegotiation of contracts during the past year which resulted in decreases in average revenue per procedure. Lithotripsy procedures performed increased by 3%. Revenues from manufacturing increased $17,705,000 (105%) primarily due to the acquisition of Calumet Coach Company in May of 2001. Revenues from refractive services were $18,411,000 compared to $16,021,000 for the same period in 2000 due to the acquisition of four centers and the internal development of two centers in 2000. Refractive procedures actually decreased 25% on a same store basis between the two periods. Our refractive operations continue to be affected by weakness in the economy, which is an industry-wide phenomenon. Prime's physician partners remain committed to our markets and focused on lowering costs to reflect marketplace realities and maintaining profitability. While we expect demand to return once general economic uncertainty is alleviated, management does not intend to invest further into this segment and is considering alternatives with respect to this business segment, including the sale or selective divestiture of partnership interest. Revenues from other operations declined $1,327,000 due to the disposal of both prostatherapy and cardiac operations in 2000.

Total revenues for the three months ended September 30, 2001 increased $6,974,000 (20%) as compared to the same period in 2000. Revenues from lithotripsy operations decreased by $776,000 (3%) and revenues from manufacturing increased $10,790,000 (187%) due to the acquisition of Calumet Coach Company ("Calumet Acquisition") in May of 2001. Revenues from refractive services decreased $2,592,000 (37%) due to a 40% decrease in procedures from the same period a year ago. Revenues from other operations declined $448,000 due to the disposal of both prostatherapy and cardiac operations in 2000.

Expenses
--------

For the nine months ended September 30, 2001, costs and expenses (excluding depreciation and amortization) increased from 45% to 56% of revenues, primarily due to increases in the manufacturing and refractive operations, both of which have lower operating margins than the lithotripsy operations. Costs of services associated with lithotripsy operations increased $2,742,000 (16%) in absolute terms and increased from 26% to 32% of lithotripsy revenues due to increased repair and maintenance costs and costs associated with Stark II compliance issues. Cost of services and general and administrative expenses associated with manufacturing increased $16,260,000 (124%) due to increased sales and costs related to the Calumet Acquisition. Cost of services associated with refractive operations increased $3,117,000 (33%) due to increased operations noted above. Cost of services associated with other operations decreased $1,070,000 due to the disposal of both prostatherapy and cardiac operations in 2000. Corporate expenses decreased from 3% to 2% of revenues, decreasing $667,000 (20%) in absolute terms due to lower variable expenses during the first nine months of 2001. During the second and third quarters of 2000, the Company recorded nonrecurring charges totaling $570,000 for the relocation of its central business office ("CBO") from North Carolina to Texas. The relocation of the CBO was done in conjunction with the purchase and implementation of a new practice management system in 2000.

Costs and expenses (excluding depreciation and amortization) for the three months ended September 30, 2001 increased from 46% to 58% of revenues, primarily due to increases in the manufacturing and refractive operations, both of which have lower operating margins than the lithotripsy operations. Costs of services associated with lithotripsy operations increased $479,000 (8%) and increased from 26% to 29% of lithotripsy revenues. Cost of services and general and administrative expenses associated with manufacturing increased $9,555,000 (213%) due to increased sales and costs related to the Calumet Acquisition. Cost of services associated with refractive operations decreased $955,000 (22%) due to the decrease in procedures compared to same period in the prior year. Cost of services associated with other operations decreased $302,000 due to the disposal of both prostatherapy and cardiac operations in 2000. Corporate expenses decreased from 3% to 2% of revenues, decreasing $255,000 (21%) in absolute terms due to lower variable expenses during the third quarter of 2001.


Other Income (Deductions)
-------------------------

For the nine months ended September 30, 2001, other deductions increased $1,093,000 (16%) compared to the same period in 2000, primarily due to increase in interest expense of $822,000 and a decrease in interest income of $381,000.

Other deductions for the three months ended September 30, 2001 increased $23,000 (1%) compared to the same period in 2000.

Minority Interest In Consolidated Income
----------------------------------------

Minority interest in consolidated income for the nine months ended September 30, 2001 increased $68,000 compared to the same period in 2000, primarily as a result of the reengineering of certain lithotripsy partnerships. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $24,081,000 for the nine months ended September 30, 2001 compared to $24,041,000 for the same period in 2000.

Minority interest in consolidated income for the three months ended September 30, 2001 decreased $40,000 (1%)compared to the same period in 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $8,866,000 for the three months ended September 30, 2001 compared to $8,714,000 for the same period in 2000.

EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of the Company's profitability or liquidity.

Provision for income taxes
--------------------------

Provision for income taxes for the nine months ended September 30, 2001 decreased $1,946,000 and for the three months ended September 30, 2001 decreased $274,000 compared to the same periods in 2000 due to a decrease in taxable income. The effective tax rate includes the impact of the Federal tax rate as well as numerous state tax rates for the Company, and the impact of the Federal and state rates for a partially owned consolidated corporation, which is required to file separate tax returns.

Liquidity and Capital Resources
-------------------------------

Cash was $11,256,000 and $15,530,000 at September 30, 2001 and December 31, 2000, respectively. Cash provided by operations for the nine months ended September 30, 2001 was $28,814,000 compared to cash provided by operations for the nine months ended September 30, 2000 of $35,577,000. The decrease was attributable to increased operations in manufacturing which have a lower margin than lithoripsy as well as significant payments made on accounts payable and accrued expenses acquired in the Calumet Acquisition.

Cash used in investing activities for the nine months ended September 30, 2001 was $11,763,000 compared to cash used in investing activities for the nine months ended September 30, 2000 of $23,619,000. The decrease was attributable to the three refractive acquisitions effective during 2000 and an increase in the purchase of equipment in 2000. Cash used in financing activities for the nine months ended September 30, 2001 was $21,325,000 compared to cash used for financing activities for the nine months ended September 30, 2000 of $22,446,000. The decrease in cash used was due to a decrease in distributions to minority interests and a decrease in cash used to purchase treasury stock. These decreases were partially offset by increased payments on the Company's senior credit facility increased in 2001.

The Company's existing senior credit facility is comprised of a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, $20 million of which was drawn at September 30, 2001 and October 31, 2001.

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

The Company intends to increase the volume of its lithotripsy operations primarily through acquisitions, but also through the formation of our new operating partnerships in new markets, and grow its manufacturing operations through both acquisitions and expansion of its product lines. The Company intends to fund the purchase price for future acquisitions and developments using borrowings under its senior credit facility and cash flow from operations. In addition, the Company may use shares of its common stock in such acquisitions where appropriate.

During 1998, the Company announced a stock repurchase program of up to $25.0 million of common stock. In February 2000 the Company announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 this amount was increased to $45.0 million.. From time to time, the Company may purchase additional shares of its common stock where, in the judgment of management, market valuations of its stock do not accurately reflect the Company's past and projected results of operations. The Company intends to fund any such purchases using available cash, cash flow from operations and borrowings under its senior credit facility. The Company has purchased 3,961,799 shares of stock for a total of $33,693,000 as of October 31, 2001.

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

                    Quantitative and Qualitative Disclosures
                                About Market Risk



Interest Rate Risk
------------------

As of September 30, 2001, the Company had long-term debt (including current portion) totaling $125,882,000, of which $100 million has a fixed rate of interest of 8.75%, $1,271,000 has fixed rates of 6% to 9%, $4,525,000 bears interest at a variable rate equal to a specified prime rate, $20 million bears interest at a variable rate equal to LIBOR + 1 to 2% and $86,000 does not bear any interest. The Company is exposed to some market risk due to the floating interest rate debt totaling $24,525,000. The Company makes monthly or quarterly payments of principal and interest on $4,525,000 of the floating rate debt. An increase in interest rates of 1.0% would result in a $245,000 annual increase in interest expense on this existing principal balance.

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

                                              PRIME MEDICAL SERVICES, INC.



Date:    November 14, 2001      By: /s/ Cheryl L. Williams
                                    ----------------------
                                     Cheryl L. Williams, Senior Vice President
                                         and Chief Financial Officer