Form 10-K405
period 2001-12-31
PRIME MEDICAL SERVICES INC /TX/
filed 2002-03-28
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001
                                       OR
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                              ________ to ________

                         Commission File Number: 0-22392

                          PRIME MEDICAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                 74-2652727
             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)    Identification No.)

               1301 Capital of Texas Highway, Austin, Texas 78746
               (Address of principal executive offices) (Zip Code)
                                 (512) 328-2892
              (Registrant's telephone number, including area code)
                    Securities registered pursuant to Section
                                12(b) of the Act:
                                      None
                    Securities registered pursuant to Section
                                12(g) of the Act:
                                  Common Stock
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

             Aggregate Market Value at March 15, 2002: $ 60,310,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding at
         Title of Each Class                          March 15, 2002
         -------------------                          --------------
     Common Stock, $.01 par value                        15,562,734

                       DOCUMENTS INCORPORATED BY REFERENCE
     Selected portions of the Registrant's definitive proxy material for the 2002 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

                          PRIME MEDICAL SERVICES, INC.,

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

References in this report to "we," "us," "our," and the "Company" mean Prime Medical Services, Inc.


                                     PART I

ITEM 1.  BUSINESS
-------  --------

We provide lithotripsy services in 34 states, design and manufacture trailers and coaches for transporting medical equipment and equipment for the media and broadcast industry, and provide refractive vision correction services.

Lithotripsy
-----------

Lithotripsy is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. We have 64 lithotripters of which 59 are mobile and five are fixed sites. Our lithotripters performed approximately 37,500 procedures in the United States in 2001 through a network of partnerships with physicians serving approximately 375 hospitals and surgery centers in 34 states.

We provide services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Urologists render medical care utilizing the lithotripters. We believe that we are one of the largest providers of lithotripsy services in the U.S. and that we have collected the industry's largest and most comprehensive lithotripsy database, containing detailed treatment and outcomes data on over 150,000 procedures. We and our associated urologists utilize this database in seeking to provide the highest quality of lithotripsy services as efficiently as possible.

Manufacturing
-------------

We design, construct and engineer mobile trailers and coaches that transport high technology medical devices and equipment designed for broadcasting and communications applications. During 1997, we acquired a majority interest in AK Associates, which provided manufacturing services, installation, refurbishment and repair of trailers and coaches for mobile medical services providers, including non-lithotripsy medical service providers such as magnetic resonance imaging, cardiac catheterization labs, CT scanners, lithotripters and postitron emission tomography.

In May 2001, we broadened this platform by acquiring the assets of Calumet Coach Company, or Calumet. Since its founding more than 50 years ago, Calumet has produced thousands of special-purpose mobile units, earning a worldwide reputation for leadership in innovative design and quality manufacturing. Calumet's customers include industry leaders such as GE Medical Systems, Philips, Siemens Medical Engineering and Marconi Medical Systems, hundreds of hospital systems and healthcare providers, as well as numerous broadcast and production companies.

Our manufacturing business is headquartered in Harvey, Illinois with additional manufacturing operations in Calumet City, Illinois and Sanford, Florida. We operate globally with a service and sales facility in Camberley, England, and a sales office in Beijing, China.

Refractive
----------

Refractive Vision Correction ("RVC"), refers to the correction of common vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism using specialized laser applications such as LASIK. During 1999 and 2000, we acquired eleven refractive centers, and we organized these acquisitions as partnerships with physicians specializing in refractive surgery. We now operate fourteen laser vision correction facilities, which performed approximately 23,000 procedures during 2001.

In February 2002, we announced our intention to divest our RVC operations to focus our resources on opportunities in our manufacturing and lithotripsy businesses.

We currently have three reportable segments: lithotripsy, manufacturing and RVC. See Note M to the consolidated financial statements for segment disclosures.

Potential Liabilities-Insurance
-------------------------------

All medical procedures performed in connection with our business activities are conducted directly by, or under the supervision of, physicians who are not our employees. We do not provide medical services to any patients. However, patients being treated at health care facilities at which we provide our non-medical services could suffer a medical emergency resulting in serious injury or death, which could subject us to the risk of lawsuits seeking substantial damages.

We currently maintain general and professional liability insurance with a total limit of $1,000,000 per loss event and $3,000,000 policy aggregate and an umbrella excess limit of $5,000,000, with a deductible of $50,000 per occurrence. In addition, we require medical professionals who utilize our services to maintain professional liability insurance. All of these insurance policies are subject to annual renewal by the insurer. If these policies were to be canceled or not renewed, or failed to provide sufficient coverage for our liabilities, we might be forced to self-insure against the potential liabilities referred to above. In that event, a single incident might result in an award of damages that might have a material adverse effect on our results of operations or financial condition.

Government Regulation and Supervision
-------------------------------------

We are subject to regulation by both the federal government and the states in which we conduct our business. The following is a listing of some, but not all, of these regulations: Social Security Act's Section 1128B, or the Illegal Renumeration Statute, the Federal Self-Referral Law and the Social Security Act's Section 1877, or Stark II.

The Illegal Renumeration Statute prohibits the referring or arranging for the referral of a patient that is paid for in whole or in part by Medicare, Medicaid or similar government programs. The federal government provides exceptions or "safe harbors" for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the Illegal Remuneration Statute. We contract with hospitals and other healthcare facilities under a variety of financial arrangements, and physicians have ownership interests in some entities in which we have an interest. If we were found to have failed to comply with any of these laws, we could suffer criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid or other governmental healthcare programs and possible license revocation. We believe that we are operating within these safe harbors and fully comply with these regulations. However, we can give no assurances that our activities will be found to comply with these laws if scrutinized by authorities.

The Federal Self-Referral Law prohibits a physician from referring a patient to an entity with which the physician (or a family member) has a financial relationship if the referral involves a "designated health service" reimbursable under the Medicare or Medicaid programs. Stark II imposes certain restrictions upon referring physicians and providers of certain designated health services under the Medicare and Medicaid programs. Lithotripsy procedures are currently required to be billed to Medicare as hospital services. The statute expressly includes inpatient and outpatient hospital services as designated health services covered under the statute. Accordingly, the Federal Self-Referral Law could cover lithotripsy as well.

Although the Stark II final regulations do not provide a specific exception for lithotripsy services, the regulations do provide needed clarity and certain opportunities for our lithotripsy subsidiaries to operate in compliance with Stark II. In the commentary to the final regulations, the Health Care Financing Administration ("HCFA") notes its desire to permit physician-owned lithotripsy ventures to continue if the ventures are structured such that no direct or indirect compensation arrangement is created, or the arrangement fits within a compensation arrangement exception to Stark II. The final regulations accomplish HCFA's desire in part by: (i) clarifying that physician-owned lithotripsy vendors providing services "under arrangements" with hospitals can comply with Stark II by either structuring the arrangements so that they are not compensation arrangements, as defined in the final regulations, or they qualify under a compensation exception (but not an ownership interest exception as well); (ii) broadening certain existing Stark II statutory exceptions by redefining standards to allow "per-use" lithotripsy payments, as long as such payments are at fair market value; and (iii) adding two new Stark II regulatory exceptions that are potentially available for our lithotripsy subsidiaries' operations.

During 2001, we successfully implemented a compliance program with Stark II regulatory requirements, and we believe all of our hospital contracts and lithotripsy subsidiaries are Stark II compliant.

Additionally, some states have regulations that require facilities such as mobile lithotripters to be licensed and to have appropriate emergency care resources and qualified staff meeting specified educational and experience criteria. Our lithotripsy equipment is subject to regulation by the U.S. Food & Drug Administration, and the motor vehicles we use to transport our mobile lithotripsy equipment are subject to safety regulation by the U.S. Department of Transportation and the states in which we conduct our mobile lithotripsy business.

We believe we comply in all material respects with the foregoing laws and regulations, and all other applicable regulatory requirements; however, these laws are complex and courts and enforcement agencies have broadly construed them. Thus, there can be no assurance that we will not be required to change our practices or relationships with treating physicians who are investors in our subsidiaries, or that we will not experience material adverse effects as a result of any investigations or enforcement actions by a federal or state regulatory agency.

A number of proposals for healthcare reform have been made in recent years, some of which have included radical changes in the healthcare system. Healthcare reform could result in material changes in the financing and regulation of the healthcare business, and we are unable to predict the effect of such changes on our future operations. It is uncertain what legislation on healthcare reform, if any, will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our results of operations.

Equipment
---------

We, either directly or through one of our lithotripsy or RVC subsidiaries, purchase our equipment, and we maintain the equipment with internal personnel, pursuant to manufacturer service contracts, or other service companies. For mobile lithotripsy, we either purchase or lease the tractor, usually for a term up to five years, and purchase the trailer or a self contained coach.

We are not dependent on one manufacturer of lithotripters or of lasers designed for RVC and have no long term or multi-system purchase commitments for equipment in place.

Employees
---------

As of March 15, 2002, we employed approximately 550 full-time employees and approximately 30 part-time employees.

Competition
-----------

The lithotripsy services market is highly fragmented and competitive. We compete with other private facilities and medical centers that offer lithotripsy services and with hospitals, clinics and individual medical practitioners that offer conventional medical treatment for kidney stones. Certain of our current and potential competitors have substantial financial resources and may compete with us for acquisitions and development of operations in markets targeted by us. If the purchase price of lithotripters decreases, as a result of less expensive lithotripsy equipment being developed or otherwise, competition could intensify, which could decrease our competitive advantage. All of our lithotripsy service agreements are either in their initial terms or have been renewed for a term of one year or more. We also compete with three public companies, all of which also manufacture lithotripsy equipment, which may create different incentives for those providers in pricing lithotripsy services. Moreover, while we believe that lithotripsy has emerged as the superior treatment for kidney stone disease, we also compete with alternative kidney stone disease treatments.

Our manufacturing segment competes with at least two privately held, national companies in the mobile medical equipment market. The primary competitive factors are price and quality, including product manufacturing differences. We have at least five major competitors in the broadcast and satellite transmission industry. We believe we manufacture a high quality product at a competitive price.

The RVC market is fragmented and competitive. We compete with several national, public companies as well as individual ophthalmologists, hospitals and smaller service companies. The principal methods for competition are pricing and quality issues. The larger competitors primarily focus on pricing, while the smaller competitors compete using both pricing and quality issues. While there are lower cost competitors in the geographic areas where we currently operate, we believe we provide a higher quality service for a competitive price.

ITEM 2.  PROPERTIES
-------  ----------

Our principal executive office is located in Austin, Texas in an office building owned by us. We purchased the building in November, 2001 from American Physicians Service Group, Inc. ("APS"), an affiliate of ours, for approximately $6.0 million. This purchase allowed us to protect a significant investment in leasehold improvements, especially certain installed and fixed networking equipment related to our central business office and to provide room for future growth. We've also received positive cash flow of approximately $25,000 per month from owning and leasing the building. Before this purchase, we paid APS approximately $21,000 per month for approximately 11,600 square feet of office space, reception and telephone services, and other support services. Subsequent to this transaction, APS leases approximately 23,000 square feet of the building from us.

For our manufacturing business, we own two buildings containing approximately 78,000 and 80,000 square feet of manufacturing and office space in Harvey and Calumet City, Illinois, respectively. Additionally, we lease approximately 35,000 square feet of manufacturing and office space in Sanford, Florida for approximately $20,000 a month.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

On June 26, 2001, an annual meeting of the shareholders of the Company was held to consider and vote on the two proposals described below. Proxies for this meeting were solicited by management.

1)   Election of six directors to the board of directors;

     The nominees for director were:

     David D. Dulaney, M.D., Brad A.Hummel, Joseph Jenkins, M.D., J.D., William
     A. Searles,  Kenneth S. Shifrin, and Michael J. Spalding, M.D.

All nominees were elected.  The voting was as follows:

     Nominee                      Votes For      Votes Against   Votes Withheld

     David D. Dulaney, M.D.        9,347,675       4,642,434            --
     Brad A. Hummel               11,359,017       2,631,092            --
     Joseph Jenkins, M.D., J.D.   11,359,017       2,631,092            --
     William A. Searles           11,359,017       2,631,092            --
     Kenneth S. Shifrin           11,359,017       2,631,092            --
     Michael J. Spalding, M.D.     8,106,075       5,884,034            --

2) The Company's 1993 Stock Option Plan was amended to increase the aggregate number of shares that may be issued thereunder by 400,000 to 4,050,000. The votes for were 8,840,052, the votes against were 5,038,260 and the votes withheld were 111,797.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

The following table sets forth the high and low closing prices for our common stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System, for the years ended December 31, 2001 and 2000 (NASDAQ Symbol "PMSI").


                                  2001                        2000
                          High          Low             High         Low
   First Quarter         $ 7.03       $ 4.94          $ 9.06       $ 7.13
   Second Quarter        $ 6.88       $ 4.42          $ 9.06       $ 6.81
   Third Quarter         $ 5.50       $ 4.30          $ 9.50       $ 7.50
   Fourth Quarter        $ 5.22       $ 3.33          $ 8.25       $ 4.91

On March 15, 2002, we had 595 holders of record of our common stock.

We have not declared any cash dividends on our common stock during the last two years and have no present intention of declaring or paying any cash dividends in the foreseeable future. In addition, we are not permitted by our senior credit facility and the terms of our 8.75% senior subordinated notes to declare or pay any dividends. Our present policy is to retain all earnings to provide funds for our growth. Whether we decide to declare and pay dividends in the future will be based upon our earnings, financial condition, capital requirements, debt covenants and other factors we may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following tables set forth selected consolidated financial information of ours. This financial information should be read in conjunction with, and is qualified in its entirety by, our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This selected financial data for 2001, 2000, 1999, 1998 and 1997 has been derived from our consolidated financial statements.

(In thousands, except per share data)
                                                                  Years Ended December 31,
                                               2001             2000              1999            1998              1997
                                               ----             ----              ----            ----              ----
Revenues:
    Lithotripsy                             $80,887           $83,335           $89,180         $92,053           $93,113
    Manufacturing                            51,579            22,157            17,527          11,066             2,358
    RVC                                      22,332            23,501             3,414              --              --
    Other                                        70             1,702             2,053           1,517               508
                                           --------           -------          --------        --------          --------
    Total                                  $154,868          $130,695          $112,174        $104,636           $95,979
                                           ========          ========          ========        ========           =======
Income:
    Net (loss) income                      $(14,465)          $10,657           $15,039         $10,794           $14,856
                                           ========           =======           =======         =======           =======
Diluted (loss) earnings per share            ($0.92)            $0.66             $0.88           $0.57             $0.76
                                             ======             =====             =====           =====             =====
Dividends per share                           None              None               None            None              None
Total assets                               $252,041          $276,218          $246,972        $240,198          $224,905
                                           ========          ========          ========        ========          ========
Long-term obligations                      $118,532          $123,172          $103,797        $100,987           $71,198
                                           ========          ========          ========        ========           =======



Quarterly Data                                                     Quarter Ended
                                            March 31         June 30         Sept.  30        Dec.  31
                                            --------         -------         ---------        --------
2001                                                            (unaudited)
----
Revenues                                     $32,735          $38,940         $42,419          $40,774
Net income (loss)                             $1,971           $2,045          $2,298         $(20,779)
Per share amounts (basic):
    Net income (loss)                          $0.13            $0.13           $0.15           $(1.33)
    Weighted average shares outstanding       15,704           15,704          15,704           15,704
Per share amounts (diluted):
    Net income (loss)                          $0.13            $0.13           $0.15           $(1.33)
    Weighted average shares outstanding       15,723           15,716          15,706           15,704

2000
----

Revenues                                     $29,443          $32,966         $35,445           $32,841
Net income                                    $3,297           $3,102          $3,168            $1,090
Per share amounts (basic):
    Net income                                 $0.20            $0.19           $0.20              $.07
    Weighted average shares outstanding       16,435           16,218          15,943            15,749
Per share amounts (diluted):
    Net income                                 $0.20            $0.19           $0.20             $0.07
    Weighted average shares outstanding       16,607           16,303          16,025            15,750


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
          OF OPERATIONS OF THE COMPANY
          ----------------------------

Forward-Looking Statements
--------------------------

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, you should consult our reports on Form 10-Q and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause our actual results to differ materially from those presented.

The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.

General
-------

We provide lithotripsy services, design and manufacture trailers and coaches that transport high technology medical devices and equipment for the media and broadcast industry, and provide refractive vision correction services.

Lithotripsy Services. Lithotripsy is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. We own 64 lithotripters, 59 of which are mobile and five of which are fixed site. In 2001, physicians who have partnerships with us used our lithotripters to perform approximately 37,500 procedures in the U.S. We do not render any medical services. Rather, these physicians do.

We also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Manufacturing. We design, construct and engineer mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices and equipment designed for broadcasting and communications applications, such as magnetic resonance imaging, or MRI, cardiac catheterization labs, CT scanware, lithotripters and postitron emission tomography, or PET.

Refractive Vision Correction, or RVC, Services. Our RVC procedures correct common vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism by using specialized laser applications such as LASIK. We operate 14 RVC facilities, which performed approximately 23,000 procedures during 2001.

Recent Developments
-------------------

In May 2001, we acquired for approximately $6.4 million the assets of Calumet Coach Company, which produces special purpose mobile units for transporting high technology medical devices and equipment designed for broadcasting and communications applications.

In February 2002, we announced our intention to divest our RVC operations to focus more on opportunities in our manufacturing and lithotripsy businesses.

Critical Accounting Policies.
----------------------------

Management has identified the following critical accounting policies:

Consolidation of our investment in certain limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders' equity.

Impairments of intangible assets is another critical accounting policy that requires judgement and is based on assumptions of future operations. We recognized impairments of goodwill totaling $21.6 million in our refractive business segment in the fourth quarter of 2001 based on discounted future cash flows from this business compared to the carrying value of the related assets.

 A third critical accounting policy which requires judgement of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors. Actual results could vary from these estimates.

Year ended December 31, 2001 compared to the year ended December 31, 2000
-------------------------------------------------------------------------

Our total revenues increased $24,173,000 (18%) as compared to the same period in 2000. Revenues from our lithotripsy operations decreased by $2,448,000 (3%) primarily due to our renegotiating hospital contracts, which resulted in a larger number of our contracts providing for per diem pricing, pursuant to our compliance program for the Stark II regulations. The actual number of procedures performed increased slightly in 2001 to 37,500 from 36,000. Our manufacturing revenues increased by $29,422,000 (133%) primarily due to our acquisition of Calumet in May 2001. Our RVC revenues decreased $1,169,000 (5%). Our RVC operations continue to be affected by weakness in the economy, which is an industry-wide phenomenon. Our physician partners remain committed to our markets and focused on lowering costs to reflect marketplace realities and maintaining profitability. While we expect demand to return once general economic uncertainty is alleviated, we do not intend to invest further into this segment, and we have announced our intention to sell our RVC business. Revenues from our other operations declined $1,702,000 because we disposed of our prostatherapy and cardiac operations in 2000.

Our costs of services and general and administrative expenses (excluding depreciation, amortization and certain nonrecurring charges discussed below) increased from 45% to 58% of our revenues, primarily due to increases in our manufacturing operations, which have lower operating margins than our lithotripsy operations. These expenses increased $29,912,000 (50%) in absolute terms, compared to the same period in 2000. Our cost of services associated with our lithotripsy operations increased $3,751,000 (17%) in absolute terms and increased from 27% to 32% of our lithotripsy revenues due to increased repair and maintenance costs and additional costs incurred in 2001 associated with the Stark II compliance program. Our cost of services associated with our manufacturing operations increased $26,752,000 (156%) in absolute terms and from 77% to 85% of our manufacturing revenues due to increased sales and costs related to the Calumet acquisition. Cost of services associated with our RVC operations increased $1,368,000 (10%) in absolute terms, and from 59% to 68% of our RVC revenues due to 2001 reflecting a full year of operations for all centers partially offset by lower procedure volumes due to the overall decline in the industry, which started in the third quarter of 2001. Our cost of services associated with other operations decreased $1,459,000 because we disposed of our prostatherapy and cardiac operations in 2000. Our corporate expenses decreased $500,000 (11%) in absolute terms due to lower variable expenses during 2001.

In the fourth quarter of 2001, we recognized a nonrecurring charge totaling $44.6 million of which $8.2 million relates to minority interest leaving a net impact to us of $36.4 million, all but $2.5 million of which was non-cash. Of this amount, approximately $21.6 million was for our impairment of goodwill associated with acquisitions made in the RVC segment during 1999 and 2000, $4.4 million related to a loss on our sale of our Kansas City refractive center, $3.8 million related to us recognizing impairments of certain lithotripsy assets, $3.8 million related to an increase in reserves on lithotripsy receivables, net of the related minority interest portion of the increased reserves of $8.2 million, and $2.5 million for the severance of certain contractual obligations. We based our write down of goodwill in the RVC segment and our impairment of certain assets in the lithotripsy segment on the estimated fair value of the asset as compared to the related cost basis. We based our increase in reserves on certain lithotripsy receivables on negotiated settlements with hospitals and on additional information now available to us from a full year's operations of our new receivables system, which was placed in service in late 2000. During the second and third quarters of 2000, we recorded nonrecurring charges totaling $570,000 for relocating our central business office from North Carolina to Texas. We relocated in conjunction with purchasing and implementing our new receivables and scheduling system in late 2000.

Our other expenses increased $1,027,000 from 2000 to 2001. This increase is partially attributable to an increase in our interest expense of $420,000 during 2001 and a decrease in our interest and dividend income of $731,000 during 2001.

Minority interest in our consolidated income decreased $8,504,000 primarily because of the minority interest portion of the nonrecurring charges discussed above. Earnings before interest, taxes, depreciation, and amortization (EBITDA) attributable to minority interests was $32,017,000 for the year ended December 31, 2001 compared to $32,328,000 for the same period in 2000. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of our profitability or liquidity.

Our income tax expense for 2001 decreased $15,240,000 over 2000 primarily due to the decrease in our pretax income from the nonrecurring items discussed above.

Year ended December 31, 2000 compared to the year ended December 31, 1999
-------------------------------------------------------------------------

Our total revenues increased $18,521,000 (17%) as compared to the same period in 1999. Revenues from our lithotripter operations decreased by $5,845,000 (7%) primarily due to (1) our renegotiating contracts resulting in a larger number of our contracts providing for per diem pricing, and (2) slightly lower procedure volumes related to contracts we lost due to non-renewal and competition. Our manufacturing revenues increased by $4,630,000 (26%) due to increased sales of magnetic resonance imaging and cardiac catheterization lab trailers as well as our expansion into sales of postitron emission tomography trailers. Our RVC revenues increased $20,087,000 (588%) as 2000 revenues included a full year of operations for five centers and a partial year of operations for eleven new centers. Prostatherapy revenues decreased $256,000 (14%).

Our costs of services and general and administrative expenses (excluding depreciation and amortization) increased from 40% to 47% of our revenues and increased $16,955,000 (38%) in absolute terms, compared to the same period in 1999. Our cost of services associated with our lithotripsy operations decreased $585,000 (3%) in absolute terms and increased from 26% to 27% of our lithotripsy revenues. Our cost of services associated with our manufacturing operations increased $4,269,000 (33%) in absolute terms and from 73% to 77% of our manufacturing revenues because we expanded into new product lines. Cost of services associated with our RVC operations increased $11,902,000 (609%) in absolute terms, and from 57% to 59% of our RVC revenues because we had a full year of operation for five centers in 2000 and partial year of operations for eleven additional centers in 2000. Cost of services associated with our prostatherapy increased $39,000 and we recognized an impairment on our prostatherapy segment of $1,230,000 in 2000 in connection with our approving the disposal of this segment in a transaction that closed in January 2001. Our corporate expenses decreased from 4% to 3% of revenues, because we successfully grew without proportionately adding overhead. Our corporate expenses decreased $541,000 (11%) primarily because we consolidated certain corporate functions.

Our other expenses increased $2,069,000 from 1999 to 2000. This increase is partially attributable to an increase in our interest expense of $1,155,000 during 2000. Also contributing to this increase was our recognizing income in 1999 of $1,140,000 due to our being released from a contractual obligation related to a management incentive compensation program accrued at December 31, 1998.

Minority interest in consolidated income increased $3,246,000 primarily due to the decline in lithotripsy revenue discussed above. EBITDA attributable to minority interests was $32,328,000 for the year ended December 31, 2000 compared to $28,554,000 for the same period in 1999.

Our income tax expense for 2000 decreased $2,706,000 over 1999 primarily due to the decrease in our pretax income.

Liquidity and Capital Resources
-------------------------------

Cash Flows

Our cash and cash equivalents were $16,503,000 and $15,530,000 at December 31, 2001 and 2000, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the years ended December 31, 2001 and 2000, our subsidiaries distributed cash of approximately $24,721,000 and $27,092,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $47,532,000 for the year ended December 31, 2001 and $45,180,000 for the year ended December 31, 2000. From 2000 to 2001, fee and other revenue collected increased by $31,644,000 and was offset by the increase in cash paid to employees, suppliers of goods and others of $29,802,000. These fluctuations are attributable to increased operations primarily in our manufacturing segment as well as the timing of accounts receivable collections and accounts payable and accrued expense payments. An increase in interest payments of $785,000 was due to our drawing on our line of credit during 2001 primarily to fund our acquisition of Calumet in May 2001. Taxes paid decreased $4,276,000 from 2000 to 2001. Additionally, we purchased investments of $1,857,000 during 2001, offset by proceeds from sales and maturities of $2,666,000.

Cash used by our investing activities for the year ended December 31, 2001, was $17,835,000 primarily due to $9,692,000 used in one lithotripsy acquisition and our acquisition of Calumet, as well as payments of earnouts related to a prior year acquisition. We purchased equipment, real property and leasehold improvements totaling $11,153,000. We received $2,459,000 in distributions from investments. Cash used by our investing activities for the year ended December 31, 2000, was $33,802,000 primarily due to $23,784,000 used in four refractive acquisitions as well as payments totaling $12,975,000 for our purchase of equipment and leasehold improvements. We received $2,680,000 in distributions from investments.

Cash used in our financing activities for the year ended December 31, 2001, was $28,724,000, primarily due to distributions to minority interests of $24,721,000 and net payments on notes payable of $5,402,000, partially offset by contributions of $1,399,000 received from holders of minority interests related to expanding existing partnerships and new partnership formations. Cash used in our financing activities for the year ended December 31, 2000, was $15,912,000, which was primarily due to distributions to minority interests of $27,092,000 and purchases of treasury stock of $7,703,000 partially offset by net borrowings of $18,517,000 and contributions of $202,000 received from holders of minority interests related to expanding existing partnerships and new partnership formations.

Senior Credit Facility

Our senior credit facility is a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, $11 million and $9 million of which was drawn at December 31, 2001 and March 15, 2002, respectively. During 2000, we completed a restructuring of our revolving line of credit to enable us to finance RVC acquisitions. This restructuring split our senior credit facility into two facilities: one for $14,000,000 for RVC acquisitions, the second for $86,000,000 for lithotripsy, manufacturing, refractive and prostatherapy acquisitions, stock repurchases and working capital.

Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, limit the amount of our consolidated debt, limit our ability to make certain loans and investments, and provide that we must maintain certain financial ratios.

8.75% Notes

In addition, we have $100 million of unsecured senior subordinated notes. The notes bear interest at 8.75% and interest is payable semi-annually on April 1st and October 1st. Principal is due April 2008.

The indenture governing our 8.75% notes contains covenants that: (1) limit the incurrence of additional indebtedness; (2) limit certain investments; (3) limit restricted payments; (4) limit the disposition of assets; (5) limit the payment of dividends and other payment restrictions affecting subsidiaries; (6) limit transactions with affiliates; (7) limit the creation of liens; and (8) restrict mergers, consolidations and transfers of assets. In the event of a change of control under the indenture, we will be required to make an offer to repurchase the 8.75% notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 8.75% notes are unsecured general obligations and are subordinated in right of payment to all our existing and future senior indebtedness and are guaranteed by our subsidiaries on a full, unconditional, joint and several basis.

General

We intend to increase our lithotripsy operations primarily through acquisitions, but also by forming new operating subsidiaries in new markets, and growing our manufacturing operations through both acquisitions and expanding our product lines. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where appropriate.

During 1998, we announced a stock repurchase program of up to $25.0 million of our common stock. In February 2000, we announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 we increased this amount to $45.0 million. We did not repurchase any of our common stock during 2001. From time to time, we may purchase additional shares of our common stock where, in our judgment, market valuations of our stock do not accurately reflect our past and projected results of operations. We intend to fund any such purchases using available cash, cash flows from operations and borrowings under our senior credit facility. Under our repurchase program, through March 15, 2002, we have purchased 3,820,200 shares of our stock for a total of $32,524,000.

Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of our operations and anticipated cost savings and revenue growth, we believe that cash flows from our operations and available cash, together with available borrowings under our senior credit facility, will be adequate to meet our future liquidity needs for at least the next several years. However, there can be no assurance that our business will generate sufficient cash flows from operations, that we will realize our anticipated revenue growth and operating improvements or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

The stated principal repayments for all indebtedness as of December 31, 2001 are payable as follows:

        ($ in thousands)

                               2002       $ 3,002
                               2003        12,442
                               2004           892
                               2005           386
                               2006         3,644
                           Thereafter     100,000

Inflation
---------

Our operations are not significantly affected by inflation because we are not required to make large investments in fixed assets. However, the rate of inflation will affect certain of our expenses, such as employee compensation and benefits.

Adoption of Accounting Pronouncements and Pronouncements Not Yet Adopted
------------------------------------------------------------------------

The Financial Accounting Standards Board, or the FASB, has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. We implemented this statement in 2001. This statement addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Our adoption of the statement on January 1, 2001 had no impact on our financial position or results of operations. We did not hold any derivatives as of December 31, 2001 and 2000.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, or Statement 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, or Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that we use the purchase method of accounting for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. We adopted the provisions of Statement 141 in 2001 and Statement 142 is required to be adopted effective January 1, 2002. Our adoption of Statement 141 did not have any impact on our consolidated financial statements. In addition, we anticipate that Statement 142 will not have a material impact our consolidated financial statements, except for the elimination of the amortization of goodwill beginning in January 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("Statement 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens presentation of discontinued operations to include more disposals. We are required to adopt Statement 144 effective January 1, 2002. As of the date of adoption, we do not expect Statement 144 to have a material adverse effect on our financial position or results of operations.

ITEM 7. A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------         ----------------------------------------------------------

Interest Rate Risk
------------------

As of December 31, 2001, we had long-term debt (including current portion) totaling $120,366,000, of which $100 million has a fixed rate of interest of 8.75%, $565,000 has fixed rates of 5% to 14%, $8,786,000 bears interest at a variable rate equal to a specified prime rate, $11 million bears interest at a variable rate equal to LIBOR + 1 to 2% and $15,000 does not bear any interest. We are exposed to some market risk due to the floating interest rate debt totaling $19,786,000. We make monthly or quarterly payments of principal and interest on $8,786,000 of the floating rate debt. An increase in interest rates of 1.5% would result in a $300,000 annual increase in interest expense on this existing principal balance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     The information required by this item is contained in Appendix A attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2002 annual meeting of shareholders, except for the information regarding our executive officers, which is presented below. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

As of March 15, 2002, our executive officers were as follows:

Name                      Age              Position

Kenneth S. Shifrin         52              Chairman of the Board
Brad A. Hummel             45              Chief Executive Officer and President
John Q. Barnidge           50              Chief Financial Officer, Senior Vice
                                             President and Secretary
Stan D. Johnson            48              President of Urology Division
Richard A. Rusk            40              Controller

The foregoing does not include positions held in our subsidiaries. Our officers are elected for annual periods. There are no family relationships between any of our executive officers and/or directors.

Mr. Shifrin has been our Chairman of the Board and a director of ours since October 1989. In addition, Mr. Shifrin has served in various capacities with American Physicians Service Group, Inc., or APS, an affiliate of ours, since February 1985, and is currently Chairman of the Board and Chief Executive
Officer of APS.   Mr. Shifrin is a member of the World Presidents' Organization.

Mr. Hummel has been our President and Chief Executive Officer since June 2000. From October 1999 until June 2000, Mr. Hummel was our Executive Vice President and Chief Operating Officer. Before joining us, Mr. Hummel was with Diagnostic Health Services, Inc. since 1984, most recently serving as their President and Chief Operating Officer from 1987 to 1999, Chief Executive Officer from January 1999 to October 1999 and as a member of its board of directors. Subsequent to Mr. Hummel's departure, DHS filed for Chapter 11 bankruptcy reorganization in March, 2000 and shortly thereafter re-emerged from bankruptcy in October, 2000.

Mr. Barnidge has been our Chief Financial Officer, Senior Vice President and Secretary since December 2001. Mr. Barnidge was our Treasurer from August 2001 until December 2001. Before joining us, Mr. Barnidge, a CPA, was a partner in a public accounting and consulting firm from 1986 through July 2001. Mr. Barnidge is also a Certified Valuation Analyst and a Certified Fraud Examiner. He was formerly an Adjuct Professor in the University of Houston's Graduate School of Business.

Mr. Johnson was named  President of our Urology  division in August 2001.
Mr. Johnson has been a Vice President of ours and President of Sun Medical Technologies, Inc., or Sun, a wholly owned subsidiary of ours, since November 1995. In March 2000, Mr. Johnson was named a Group Vice President of ours.
Mr. Johnson was the Chief Financial Officer of Sun from 1990 to 1995.

Mr.Rusk joined us in August 2000 as our Controller. Before joining us, Mr.Rusk, a CPA, was a senior manager with KPMG LLP for approximately seventeen years.
                                       16

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2002 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2002 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2002 annual meeting of shareholders, which information is incorporated herein by reference.

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

         Schedule II-Valuation and Qualifying Accounts.

(b)  Reports on Form 8-K.
     -------------------

         None.

(c)  Exhibits. (1)
     --------

3.1      Certificate of Incorporation of the Company. (2)

3.2      Bylaws of the Company. (2)

4.1      Specimen of Common Stock Certificate. (2)

10.1*    Prime Medical Services, Inc. 1993 Stock Option Plan. (3)

10.2* First Amendment to the Prime Medical Services, Inc. 1993 Stock Option Plan. (9)

10.3* Second Amendment to the Prime Medical Services, Inc. 1993 Stock Option Plan. (9)

10.4* Third Amendment to the Prime Medical Services, Inc. 1993 Stock Option Plan. (10)

10.5 Rights Agreement dated October 18, 1993 between the Company and American Stock Transfer and Trust Company. (3)

10.6 Form of Indemnification Agreement dated October 11, 1993 between the Company and certain of its officers and directors. (3)

10.7     Partnership Agreement of Metro Atlanta Stonebusters, G.P. (4)

10.15 Agreement of Limited Partnership of Mobile Kidney Stone Centers of California III, L.P. (12)

10.16 Amendments to First Amended and Restated Agreement of Limited Partnership of Ohio Mobile Lithotripter, Ltd. (12)

10.17 Second Amendment to Agreement of Limited Partnership of Pacific Medical Limited Partnership. (12)

10.18 Amendments to Agreement of Limited Partnership of Texas Lithotripsy Limited Partnership VII, L.P. (12)

10.19 Fourth Amendment to Agreement of Limited Partnership of San Diego Lithotripters Limited Partnership. (12)

10.20 Amendment to Agreement of Limited Partnership of Fayetteville Lithotripters Limited Partnership - Virginia I. (12)

10.21 Amendments to Agreement of Limited Partnership of Fayetteville Lithotripters Limited Partnership - South Carolina II. (12)

10.22 Amendment to Agreement of Limited Partnership of Fayetteville Lithotripters Limited Partnership - Utah I. (12)

10.23 Third Amendment to Agreement of Limited Partnership of Florida Lithotripters Limited Partnership I. (12)

10.24 Fourth Amendment to Agreement of Limited Partnership of Indiana Lithotripters Limited Partnership I. (12)

10.25 Sixth Amendment to Agreement of Limited Partnership of Texas Lithotripsy Limited Partnership III, L.P. (12)

10.26 Agreement of Limited Partnership of Mobile Kidney Stone Centers of California II, L.P. (12)

10.27 Fourth Amendment to Agreement of Limited Partnership of Louisiana Lithotripsy Investment Limited Partnership. (12)

10.28    Operating Agreement for Southern California Stone Center, L.L.C.  (7)

10.29 Lease Agreement dated July 1, 1995 between Kidney Stone Center of South Florida, L.C. and Madorsky and Pinon Kidney
         Stone Center of South Florida, P.A. (7)

10.36    Limited Partnership Agreement for Texas Lithotripsy VII, L.P. (11)

10.38 Limited Partnership Agreement for Big Sky Urological Limited Partnership. (11)

10.39    Operating Agreement for Kentucky I Lithotripsy, LLC. (11)

10.43    Operating Agreement for Washington Urological Services, LLC. (11)

10.44*   Amended and Restated 1993 Stock Option Plan, as amended June 10, 1998.
         (8)

10.45    Agreement of Limited Partnership of Wyoming Urological Services, L.P.
         (11)

10.46 Indenture Agreement dated March 27,1998 between Prime Medical Services, Inc. and State Street Bank and Trust Company of Missouri, N.A. (6)

10.47 Loan Agreement dated January 31, 2000 for $14,000,000 Advancing Term Loan between Prime Refractive Management, L.L.C., Bank of America, N.A. as Administrative Agent, Bank Boston, N.A. as Documentation Agent and the Lenders Named Therein. (12)

10.48 Fourth Amended and Restated Loan Agreement dated January 31, 2000 for $86,000,000 Revolving Credit Loan between Prime Medical Services Inc., Bank of America, N.A. as Administrative Agent, BankBoston, N.A. as Documentation Agent and the Lenders Named Therein. (12)

10.49 Pledge and Security Agreements dated January 31, 2000 relating to $14,000,000 Advancing Term Loan and $86,000,000 Revolving Credit Loan.
        (12)

10.50 Borrower Security Agreements dated January 31, 2000 relating to $14,000,000 Advancing Term Loan and $86,000,000 Revolving Credit Loan. (12)

10.51 Guarantor Security Agreements dated January 31, 2000 relating to $14,000,000 Advancing Term Loan and $86,000,000 Revolving Credit Loan. (12)

10.52 Guarantor Copyright Security Agreements dated January 31, 2000 relating to $14,000,000 Advancing Term Loan and $86,000,000 Revolving Credit Loan. (12)

10.53 Guaranty Agreements dated January 31, 2000 relating to $14,000,000 Advancing Term Loan and $86,000,000 Revolving Credit Loan. (12)

10.54 Note dated January 31, 2000 in the amount of $1,050,000 between Prime Refractive Management and Guaranty Federal Bank, F.S.B. (12)

10.55 Note dated January 31, 2000 in the amount of $1,575,000 between Prime Refractive Management and Fleet National Bank. (12)

10.56 Note dated January 31, 2000 in the amount of $3,150,000 between Prime Refractive Management and BankBoston, N.A. (12)

10.57 Note dated January 31, 2000 in the amount of $4,725,000 between Prime Refractive Management and Bank of America, N.A. (12)

10.58 Note dated January 31, 2000 in the amount of $2,100,000 between Prime Refractive Management and Bank One, Texas, N.A. (12)

10.59 Note dated January 31, 2000 in the amount of $12,900,000 between Prime Medical Services, Inc. and Bank One, Texas, N.A. (12)

10.60 Note dated January 31, 2000 in the amount of $8,600,000 between Prime Medical Services, Inc.and LaSalle Bank, National Association.(12)

10.61 Note dated January 31, 2000 in the amount of $8,600,000 between Prime Medical Services, Inc. and Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch.
         (12)

10.62 Note dated January 31, 2000 in the amount of $8,600,000 between Prime Medical Services, Inc. and Credit Lyonnais New York Branch. (12)

10.63 Note dated January 31, 2000 in the amount of $5,375,000 between Prime Medical Services, Inc. and Fleet National Bank. (12)

10.64 Note dated January 31, 2000 in the amount of $8,600,000 between Prime Medical Services, Inc. and Imperial Bank. (12)

10.65 Note dated January 31, 2000 in the amount of $6,450,000 between Prime Medical Services, Inc. and Guaranty Federal Bank, F.S.B. (12)

10.66 Note dated January 31, 2000 in the amount of $16,125,000 between Prime Medical Services, Inc. and Bank of America, N.A. (12)

10.67 Note dated January 31, 2000 in the amount of $10,750,000 between Prime Medical Services, Inc. and BankBoston, N.A.(12)

10.68 Note dated January 31, 2000 in the amount of $1,400,000 between Prime Refractive Management and LaSalle Bank, National Association. (12)

10.70 Contribution Agreement dated September 1, 1999 and First Amendment dated January 31, 2000 among Barnet Dulaney Eye Center, P.L.L.C., David Dulaney, M.D., Ronald W. Barnet, M.D., Mark Rosenberg, Prime Medical Services Inc., Prime Medical Operating Inc., LASIK Investors, L.L.C., Prime/BDR Acquisition, L.L.C. and Prime/BDEC Acquisition, L.L.C. (12)

10.71 Loan Agreement dated September 1, 1999 between Prime Medical Operating, Inc. and Prime/BDR Acquisition, L.L.C. (12)

10.72    Limited Liability Company Agreement of Prime/BDR Acquisition, L.L.C.
         (12)

10.73    Limited Liability Company Agreement of Prime/BDEC Acquisition, L.L.C.
         (12)

10.74 Non-Competition Agreements dated September 1, 1999 between Robert B. Pinkert, O.D. and Scott A. Perkins, M.D. for the benefit of Prime Medical Services Inc., Prime Medical Operating, Inc., Prime/BDR Acquisition, L.L.C., Prime/BDEC Acquisition, L.L.C., Barnet Dulaney Eye Center, P.L.L.C., LASIK Investors, L.L.C., Ronald W. Barnet, M.D., David D. Dulaney, M.D., and Mark Rosenberg. (12)

10.75 Promissory Note dated September 1, 1999 from Prime/BDR Acquisition, L.L.C., to Prime Medical Operating, Inc. (12)

10.76 Collocation Agreement dated September 1, 1999 by and between Barnet Dulaney Eye Center, P.L.L.C. and Prime/BDR Acquisition, L.L.C. (12)

10.77    Membership Interest Transfer Restriction Agreement dated
         September 1, 1999. (12)

10.78 Assignment and Security Agreement dated September 1, 1999 between Prime Medical Operating, Inc. and LASIK Investors, L.L.C. (12)

10.79 Promissory Note dated September 1, 1999 from Prime/BDR Acquisition, L.L.C., to Prime Medical Operating, Inc. (12)

10.80 Loan Agreement dated January 31, 2000 between Prime Refractive, L.L.C. and Prime Refractive Management, L.L.C. (12)

10.81 Promissory Note dated January 31, 2000 between Prime Refractive, L.L.C. and Prime Refractive Management, L.L.C. (12)

10.82 Assignment and Security Agreement dated January 31, 2000 between Prime Refractive Management, L.L.C. and LASIK Investors, L.L.C. (12)

10.83 Limited Liability Company Agreement dated September 1, 1999 of Prime Refractive, L.L.C. (12)

10.84 Stock Purchase Agreements dated September 1, 1999 relating to the acquisition of Horizon Vision Center, Inc. (12)

10.85 Assignment and Security Agreements relating to the acquisition of Horizon Vision Center, Inc. (12)

10.86 Exclusive Use Agreements relating to the acquisition of Horizon Vision Center, Inc. (12)

10.87 Amended and Restated Bylaws for the regulation of Horizon Vision Center, Inc. (12)

10.88 Assignment and Security Agreement by and between Prime Medical Operating, Inc. and Prime/BDR Acquisition, L.L.C. (12)

10.89    Limited Liability Company Agreement of Caster One, L.L.C. (13)

10.90 Contribution Agreement dated March 1, 2000 among Prime Medical Services, Inc., Prime Refractive, L.L.C., Andrew Caster, M.D., and Caster Eye Center Medical Group. (13)

10.91 Facility Use Agreement dated March 1, 2000 by and among Caster One, L.L.C., Andrew Caster, M.D., and Caster Eye Center
         Medical Group. (13)

10.92 First Amendment and Restated Limited Liability Company Agreement dated March 1, 2000 of Caster One, L.L.C. (13)

10.93 First Amendment to Facility Use Agreement dated July 2000 by and among Caster One, L.L.C., Andrew Caster, M.D., and Caster
         Eye Center Medical Group. (13)

10.97    Limited Liability Company Agreement of Horizon Vision Centers,
         L.L.C. (13)

10.98 Non-Competition Agreement dated April 1, 2000 by Horizon Vision Centers, L.L.C., for the benefit of Prime RVC and each of Prime RVC's affiliates. (13)

10.99 Specimen of First Amendment to Assignment and Security Agreement dated April 1, 2000 relating to Horizon Vision Centers, Inc. (13)

10.100 Specimen of Consent and Agreement dated April 1, 2000 of Horizon Vision Centers, Inc., for the benefit of the Existing Center, Horizon Vision Centers, L.L.C., Prime RVC, Inc., and the parent companies and affiliates of each of the Existing Center, the New Center and Prime RVC. (13)

10.101 Contribution Agreement dated March 1, 2000 among Prime MBC, L.L.C., MBC Holding Company, L.L.C., Mann Berkeley Eye Center, P.A., Paul Michael Mann, M.D., Ralph G. Berkeley, M.D., Michael B. Caplan, M.D., Mark F. Micheletti and Prime RVC, Inc. (13)

10.102 Membership Interest - Transfer Restriction Agreement dated March 1, 2000 by and among MBC Holding Company, L.L.C., Prime RVC, Inc.,
         Paul Michael Mann, M.D., Ralph G. Berkeley, M.D. Michael B. Caplan, M.D., and Mark Micheletti. (13)

10.103   Limited Liability Company Agreement of Prime MBC, L.L.C. (13)

10.104 Refractive Laser Center Management Agreement dated March 1, 2000 by and between Prime MBC, L.L.C. and Mann Berkeley Eye Center, P.A. (13)

10.105 Incidental Registration Rights Agreement dated March 1, 2000 by and among Prime Medical Services, Inc. and MBC Holding Company, L.L.C.(13)

10.106 Contribution Agreement dated April 1, 2000 among Prime Medical Services, Inc., Prime RVC, Inc., New York Laser
         Management, L.L.C., Ken Moadel, M.D., and Ken Moadel, M.D., P.C. (13)

10.107 Limited Liability Company Agreement of New York Laser Management, L.L.C. (13)

10.108 Office and Equipment Use Agreement dated April 1, 2000 by and among New York Laser Management, L.L.C., Ken Moadel, M.D. and Ken Moadel, M.D., P.C. (13)

10.109 Loan Agreement dated April 1, 2000 by and between Prime Medical Services, Inc. and New York Laser Management, L.L.C. (13)

10.110 Assignment and Security Agreement dated April 1, 2000 by and between Prime Medical Services, Inc. and Ken Moadel, M.D. (13)

10.111 Limited Liability Company Agreement of Prime Refractive Management, L.L.C. (13)

10.112   Delaware Certificate of Incorporation Prime RVC, Inc. (13)

10.113   Bylaws as of January 31, 2000 of Prime RVC, Inc. (13)

10.114 Intercompany Agreement dated April 1, 2000 by and between Prime Medical Operating, Inc., Prime RVC, Inc., Prime Refractive Management, L.L.C. and Prime/BDR Acquisition, L.L.C. (13)

10.115 First Amended and Restated Limited Liability Company Agreement dated September 1, 1999 of Prime/BDEC Acquisition, L.L.C. (13)

10.116 Consent and Liability Waiver dated March 31, 2000 by David D. Dulaney, M.D., Ronald W. Barnet, M.D., Mark Rosenberg, Barnet Dulaney Eye Center, P.L.L.C., LASIK Investors, L.L.C., Prime Refractive, L.L.C., Prime/BDR Acquisition,L.L.C. for the benefit of Prime Medical Services, Inc. (13)

10.117 Assignment Agreement and Second Amendment to Contribution Agreement dated April 1, 2000 by and between Prime Medical Services, Inc., Prime Medical Operating, Inc., Prime RVC, Inc., Prime Refractive Management, L.L.C., Barnet Dulaney Eye Center, P.L.L.C., LASIK Investors, L.L.C., Prime/BDR Acquisition, L.L.C., Prime/BDEC Acquisition, L.L.C., Prime Refractive, L.L.C., David D. Dulaney, M.D., Ronald W. Barnet, M.D. and Mark Rosenberg. (13)

10.118 Stock Purchase Agreement dated December 31, 2000 by and between Prime Medical Services, Inc. and Innovative Medical Technologies, Inc. (13)

10.119   Mutual  Non-Competition Agreement dated December 31, 2000 between
         Prime Medical Services, Inc., Prostatherapies,Inc., Innovative Medical Technologies, Inc. and Ronald Sorensen, M.D. (13)

10.120 Assignment and Security Agreement dated December 31, 2000 by and between Prime Medical Services, Inc. and Innovative Medical Technologies, Inc. (13)

10.121 Promissory Note dated December 31, 2000 by Innovative Medical Technologies, Inc. to Prime Medical Services Inc. (13)

10.122 Promissory Note dated December 31, 2000 by Innovative Medical Technologies, Inc. to Prime Medical Services Inc. (13)

10.124 Executive Employment Agreement dated November 1, 2000 by and between Prime Medical Services, Inc.and Brad A. Hummel. (13)

10.126 Non-Competition Release and Severance Agreement dated December 29, 2000 by and between Prime Medical Services, Inc. and Joseph Jenkins,M.D.(13)

10.157 Agreement of Limited Partnership for Western Kentucky Lithotripters Limited Partnership. (13)

10.161 Limited Liability Company Agreement of Connecticut Laser Management, L.L.C. (13)

10.162 Limited Liability Company Agreement of Prime Refractive - St. Louis, L.L.C. (13)

10.163 Amended and Restated Agreement of Limited Partnership of Texas Lithotripsy Limited Partnership VIII. (13)

10.164 Management Agreement dated October 13, 2000 by and between Texas Lithotripsy Limited Partnership VIII and Lithotripers, Inc. (13)

10.165 Acquisition of 100% of the Issued and Outstanding Capital Stock of the Windsor Group, Inc. (13)

10.166 Asset Purchase and Sale Agreement dated April 30, 2001 between Calumet Coach and AK Associates, L.L.C. (14)

10.167 Assignment, dated April 30, 2001, between Lawrence Sodomire, Robert Bachman and Prime Kidney Stone Treatment, Inc. (14)

10.168 Real Estate Contract by and between American Physicians Service Group, Inc. and Prime Medical Management, LP. (14)

10.169 Dissolution Agreement dated October 1, 2001 by and between Prime Medical Services Inc. and Jefferey Couch, M. D. (14)

10.170 Royalty and Release Agreement dated October 1, 2001 by and between Prime Medical Services Inc. and Jefferey Couch, M. D. (14)

10.171 Release and Severance Agreement dated December 30, 2001 by and between Prime Medical Services Inc. and Cheryl Williams. (14)

10.172 Release and Severance Agreement dated December 30, 2001 by and between Prime Medical Services Inc. and Kenneth S. Shifrin. (14)

10.173 Board Service Agreement dated December 30, 2001 by and between Prime Medical Services Inc. and Kenneth S. Shifrin. (14)

10.174 Request for Amendment to and Waiver of Certain Provisions of the Fourth Amended and Restated Loan Agreement. (14)

12       Computation of ratio of earnings to fixed charges.  (14)

21.1     List of subsidiaries of the Company.  (14)

23.1     Independent Auditors' Consent of KPMG LLP.   (14)

--------------

     * Executive compensation plans and arrangements.

(1) The exhibits listed above will be furnished to any security holder upon written request for such exhibit to John Q. Barnidge, Prime Medical Services, Inc., 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746. The Securities and Exchange Commission (the "SEC") maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at "http://www.sec.gov".

(2) Filed as an Exhibit to the Registration Statement on Form S-4 (Registration No. 33-56900) of the Company and incorporated herein by reference.

(3) Filed as an Exhibit to the Current Report on Form 8-K of the Company dated October 18, 1993 and incorporated herein by reference.

(4) Filed as an Exhibit to the Current Report on Form 8-K dated May 5, 1994 of the Company and incorporated herein by reference.

(5) Filed as an Exhibit to the Current Report on Form 8-K dated July 28, 1994 of the Company and incorporated herein by reference.

(6) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1998

(7) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

(8) Filed as an Exhibit to the Registration Statement on Form S-8 (Registration No.333-62245) of the Company and incorporated herein by reference.

(9) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

(10) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(11) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998.

(12) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1999.

(13) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31,2000

(14)     Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRIME MEDICAL SERVICES, INC.





                                   By:      /s/ Brad A. Hummel
                                            ---------------------
                                            Brad A. Hummel, President
                                            and Chief Executive Officer


                                            Date:



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:      /s/ Kenneth S. Shifrin
         -----------------------------------
         Kenneth S. Shifrin
         Chairman of the Board


Date:





By:      /s/ John Q. Barnidge
         -----------------------------------
         John Q. Barnidge
         Senior Vice President, Secretary
         and Chief Financial Officer (Principal
         Financial and Accounting Officer)

Date:

By:      /s/ Joseph Jenkins
         -----------------------------------
         Joseph Jenkins, M.D., Director


Date:





By:      /s/ William A. Searles
         -----------------------------------
         William A. Searles, Director


Date:





By:      /s/ Michael J. Spalding
         ------------------------------------
         Michael J. Spalding, M.D., Director


Date:





By:      /s/ David D. Dulaney
         -----------------------------------
         David D. Dulaney, M. D., Director


Date:

                                   APPENDIX A

                                      INDEX



                                                                          Page
                                                                          ----

Independent Auditors' Report                                               A-2
Consolidated Financial Statements:
     Consolidated Statements of Income for the years ended
         December 31, 2001, 2000 and 1999.                                 A-3
     Consolidated Balance Sheets at December 31, 2001 and 2000.            A-4
     Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 2001,  2000 and 1999.                          A-6
     Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999.                                 A-7
     Notes to Consolidated Financial Statements.                           A-10
Schedule II- Valuation and Qualifying Accounts for the year
         ended December 31, 2001                                           S-1

                          Independent Auditors' Report


The Board of Directors and Stockholders
Prime Medical Services, Inc.:

We have audited the consolidated financial statements of Prime Medical Services, Inc. and subsidiaries ("Company") as listed in the accompanying index. In connection with our audits, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Medical Services, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/:KPMG LLP
------------

Austin, Texas
February 27, 2002

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    ($ in thousands, except per share data)

                                                                     Years Ended December 31,
                                                               2001             2000            1999
                                                            -----------       ---------       ----------
Revenue:
     Lithotripsy:
        Fee revenues                                          $ 75,789        $ 77,143         $ 80,880
        Management fees                                          3,099           3,684            5,719
        Equity income                                            1,999           2,508            2,581
                                                            -----------       ---------       ----------
                                                                80,887          83,335           89,180
     Manufacturing                                              51,579          22,157           17,527
     Refractive                                                 22,332          23,501            3,414
     Prostatherapy                                                   -           1,578            1,834
     Other                                                          70             124              219
                                                            -----------       ---------       ----------
        Total revenue                                          154,868         130,695          112,174
                                                            -----------       ---------       ----------

Cost of services and general and administrative expenses:
     Lithotripsy                                                26,167          22,416           23,001
     Manufacturing                                              43,901          17,149           12,880
     Refractive                                                 15,224          13,856            1,954
     Prostatherapy                                                   -           1,324            1,285
     Other                                                           -             135              165
     Corporate                                                   3,986           4,486            5,027
     Relocation of central billing office                            -             698                -
     Nonrecurring development, impairment
         and other costs, net                                   44,580           1,830              627
                                                            -----------       ---------       ----------
                                                               133,858          61,894           44,939
Depreciation and amortization                                   14,235          14,187           10,848
                                                            -----------       ---------       ----------
        Total operating expenses                               148,093          76,081           55,787
                                                            -----------       ---------       ----------

Operating income                                                 6,775          54,614           56,387

Other income (expenses):
     Interest and dividends                                        445           1,176            1,505
     Interest expense                                          (10,983)        (10,563)          (9,408)
     Loan fees                                                    (163)           (173)            (566)
     Release of contractual obligation                               -               -            1,140
     Other, net                                                     197             83              (79)
                                                            -----------       ---------       ----------
                                                               (10,504)         (9,477)          (7,408)
                                                            -----------       ---------       ----------
Income (loss) before (benefit) provision for income taxes
     and minority interest                                      (3,729)         45,137           48,979

Minority interest in consolidated income                        19,250          27,754           24,508

(Benefit) provision for income taxes                            (8,514)          6,726            9,432
                                                            -----------       ---------       ----------

Net (loss) income                                             $(14,465)       $ 10,657         $ 15,039
                                                            ===========       =========       ==========

Basic (loss) earnings per share:
     Net (loss) income                                         $ (0.92)         $ 0.66           $ 0.89
                                                            ===========       =========       ==========
     Weighted average shares outstanding                        15,704          16,085           16,958
                                                            ===========       =========       ==========

Diluted (loss) earnings per share:
     Net (loss) income                                         $ (0.92)         $ 0.66           $ 0.88
                                                            ===========       =========       ==========
     Weighted average shares outstanding                        15,704          16,170           17,114
                                                            ===========       =========       ==========

                See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


($ in thousands)                                                                  December 31,
                                                                           2001               2000
                                                                       ------------       ------------
ASSETS

Current assets:
     Cash and cash equivalents                                              $16,503            $15,530
     Investments                                                                612              1,241
     Accounts receivable, less allowance for doubtful
         accounts of $2,172 in 2001 and $212 in 2000                         21,781             30,152
     Other receivables                                                        3,167              6,619
     Deferred income taxes                                                    1,658              1,032
     Prepaid expenses and other current assets                                4,349              1,629
     Inventory                                                               11,143              5,068
                                                                        ------------       ------------

         Total current assets                                                59,213             61,271
                                                                        ------------       ------------

Property and equipment:
     Equipment, furniture and fixtures                                       52,735             53,553
     Building and leasehold improvements                                     11,282              3,574
                                                                        ------------       ------------

                                                                             64,017             57,127
     Less accumulated depreciation and
         amortization                                                       (32,823)           (30,873)
                                                                        ------------       ------------

         Property and equipment, net                                         31,194             26,254
                                                                        ------------       ------------

Other investments                                                             4,737             10,229
Goodwill, at cost, net of accumulated amortization                          151,687            172,824
Other noncurrent assets                                                       5,210              5,640
                                                                        ------------       ------------

                                                                           $252,041           $276,218
                                                                        ============       ============




              See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)


($ in thousands, except share data)                                           December 31,
                                                                        2001                2000
                                                                     -----------         -----------
LIABILITIES

Current liabilities:
     Current portion of long-term debt                                  $ 3,002             $ 3,705
     Accounts payable                                                     5,481               4,611
     Accrued distributions to minority interests                          6,739               7,930
     Accrued expenses                                                    13,128               6,908
                                                                     -----------         -----------

         Total current liabilities                                       28,350              23,154

Long-term debt, net of current portion                                  117,364             122,004
Deferred compensation liability                                           1,168               1,168
Deferred income taxes                                                     1,065               9,502
                                                                     -----------         -----------

         Total liabilities                                              147,947             155,828

Minority interest                                                        18,618              20,599


STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none outstanding                                             -                   -
Common stock, $0.01 par value, 40,000,000 shares
     authorized; 19,524,533 issued in 2001 and 2000;                        195                 195
     15,562,734 outstanding in 2001 and 2000
Capital in excess of par value                                           89,128              88,978
Accumulated earnings                                                     29,846              44,311
Treasury stock, at cost, 3,961,799 shares in 2001
     and 2000                                                           (33,693)            (33,693)
                                                                     -----------         -----------

         Total stockholders' equity                                      85,476              99,791
                                                                     -----------         -----------

                                                                       $252,041            $276,218
                                                                     ===========         ===========



             See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999


($ in thousands, except share data)                                   Capital in
                                                Issued  Common Stock   Excess of   Accumulated     Treasury Stock
                                                Shares      Amount     Par Value     Earnings     Shares      Amount       Total
                                              ------------------------------------------------------------------------------------

Balance, December 31, 1998                     19,350,267       $ 194    $ 87,380    $ 18,615  (1,845,200)  $ (16,439)   $ 89,750

     Net income                                         -           -           -      15,039           -           -      15,039

     Issuance of warrants                               -           -         170           -           -           -         170

     Exercise of stock options including tax benefit
        of $18 on non-qualifying exercises         17,000           -         105           -           -           -         105

     Purchase of treasury stock                         -           -           -           -  (1,030,100)     (8,382)     (8,382)
                                              ------------------------------------------------------------------------------------

Balance, December 31, 1999                     19,367,267         194      87,655      33,654  (2,875,300)    (24,821)     96,682

     Net income                                         -           -           -      10,657           -           -      10,657

     Issuance of warrants                               -           -       1,211           -           -           -       1,211

     Stock options exercised under
        a deferred compension plan                141,599           1           -           -    (141,599)     (1,169)     (1,168)

     Exercise of stock options including tax benefit
        of $18 on non-qualifying exercises         15,667           -         112           -           -           -         112

     Purchase of treasury stock                         -           -           -           -    (944,900)     (7,703)     (7,703)
                                              ------------------------------------------------------------------------------------

Balance, December 31, 2000                     19,524,533         195      88,978      44,311  (3,961,799)    (33,693)     99,791

     Net loss                                           -           -           -     (14,465)          -           -     (14,465)

     Issuance of warrants                               -           -         150           -           -           -         150
                                              ------------------------------------------------------------------------------------

Balance, December 31, 2001                     19,524,533       $ 195    $ 89,128    $ 29,846  (3,961,799)  $ (33,693)   $ 85,476
                                              ====================================================================================



    See accompanying notes to consolidated financial statements.

                PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


($ in thousands)                                                                Years Ended December 31,
                                                                        2001             2000             1999
                                                                     -----------      ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected                                  $ 152,151         $ 120,507        $ 108,251
     Cash paid to employees, suppliers
         of goods and others                                            (93,038)          (63,236)         (52,144)
     Purchases of investments                                            (1,857)           (3,714)          (9,222)
     Proceeds from sales and maturities of investments                    2,666             6,615            5,003
     Interest received                                                      265             1,154            1,505
     Interest paid                                                      (11,190)          (10,405)          (9,353)
     Taxes paid                                                          (1,465)           (5,741)          (8,296)
                                                                     -----------      ------------     ------------

         Net cash provided by operating activities                       47,532            45,180           35,744
                                                                     -----------      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equity investments and entities                         (9,692)          (23,784)         (23,580)
     Purchases of property and equipment                                (11,153)          (12,975)          (5,790)
     Proceeds from sales of equipment                                       551               277              207
     Distributions from investments                                       2,459             2,680            2,352
     Other                                                                    -                 -              570
                                                                     -----------      ------------     ------------

         Net cash used in investing activities                          (17,835)          (33,802)         (26,241)
                                                                     -----------      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable, exclusive of interest                   (23,343)           (3,075)          (1,403)
     Borrowings on notes payable                                         17,941            21,592            4,584
     Distributions to minority interest                                 (24,721)          (27,092)         (27,180)
     Contributions by minority interest                                   1,399               202            2,636
     Exercise of stock options                                                -               164              160
     Purchase of treasury stock                                               -            (7,703)          (8,382)
                                                                     -----------      ------------     ------------

         Net cash used in financing activities                          (28,724)          (15,912)         (29,585)
                                                                     -----------      ------------     ------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                   973            (4,534)         (20,082)

Cash and cash equivalents, beginning of year                             15,530            20,064           40,146
                                                                     -----------      ------------     ------------

Cash and cash equivalents, end of year                                 $ 16,503          $ 15,530         $ 20,064
                                                                     ===========      ============     ============



           See accompanying notes to consolidated financial statements.

                PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)                                                            Years Ended December 31,
                                                                    2001             2000              1999
                                                                 ------------     ------------      ------------

Reconciliation of net (loss) income to net cash
     provided by operating activities:
Net (loss) income                                                  $ (14,465)        $ 10,657          $ 15,039
Adjustments to reconcile net (loss) income to cash provided
     by operating activities:
         Minority interest in consolidated income                     19,250           27,754            24,508
         Depreciation and amortization                                14,235           14,187            10,848
         Provision for uncollectible accounts                          8,111              110               702
         Equity in earnings of affiliates                             (1,782)          (2,342)           (2,802)
         Provision for deferred income taxes                          (9,062)           1,298             2,875
         Impairment of goodwill and other assets                      29,717            1,230             1,149
         Settlement of contingent liability                                -                -              (500)
         Release of contractual liability                                  -                -            (1,140)
         Other                                                           426             (161)              (66)
     Changes in operating assets and liabilities,
         net of effect of purchase transactions:
             Investments                                                 629            2,879            (4,120)
             Accounts receivable                                       3,111           (7,729)           (1,851)
             Other receivables                                         3,916           (3,400)           (1,570)
             Other assets                                               (273)            (839)           (2,585)
             Accounts payable                                         (7,300)             556            (2,665)
             Accrued expenses                                          1,019              980            (2,078)
                                                                 ------------     ------------      ------------

     Total adjustments                                                61,997           34,523            20,705
                                                                 ------------     ------------      ------------

Net cash provided by operating activities                           $ 47,532         $ 45,180          $ 35,744
                                                                 ============     ============      ============




                  See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


($ in thousands)                                                                 Years Ended December 31,
                                                                           2001            2000           1999
                                                                        ------------    -----------    -----------
SUPPLEMENTAL INFORMATION OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:

At December 31, the Company had accrued distributions payable to minority interests.  The effect of this transaction was as follows:
         Current liabilities increased by                                   $ 6,739        $ 7,930        $ 8,332
         Minority interest decreased by                                       6,739          7,930          8,332

In 2001, the Company acquired a lithotripsy company.
     These transactions are discussed further in Note D.  The acquired assets and liabilities were as follows:
         Noncurrent assets increased by                                         500              -              -
         Goodwill increased by                                                1,913              -              -
         Current liabilities increased by                                       150              -              -
         Noncurrent liabilities increased by                                    415              -              -

In 2001, the Company acquired a manufacturing company.
     These transactions are discussed further in Note D.  The acquired assets and liabilities were as follows:
         Current assets increased by                                         11,203              -              -
         Noncurrent assets increased by                                       2,607              -              -
         Goodwill increased by                                                6,789              -              -
         Current liabilities increased by                                    13,204              -              -
         Minority interest decreased by                                        (408)             -              -

In 2000, the Company acquired four refractive centers.
     These transactions are discussed further in Note D.  The acquired assets and liabilities were as follows:
         Current assets increased by                                              -            594              -
         Noncurrent assets increased by                                           -          7,221              -
         Goodwill increased by                                                    -         20,899              -
         Current liabilities increased by                                         -            701              -
         Noncurrent liabilities increased by                                      -          2,082              -
         Minority interest increased by                                           -          1,005              -
         Capital in excess of par value increased by                              -          1,142              -

In 2000, 147,000 options were exercised into a deferred
     compensation plan.
         Noncurrent liabilities increased by                                      -          1,168              -
         Stockholder's equity decreased by                                        -          1,168              -

In 1999, the Company acquired, through a majority owned subsidiary,
     60% of the outstanding stock of Horizon Vision Centers.  The acquired assets and liabilities were as follows:
         Current assets increased by                                              -              -            710
         Noncurrent assets increased by                                           -              -          3,057
         Goodwill increased by                                                    -              -          9,174
         Current liabilities increased by                                         -              -          1,489
         Noncurrent liabilities increased by                                      -              -            413
         Minority interest increased by                                           -              -            910

                               See accompanying notes to consolidated financial statements.


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       ORGANIZATION AND OPERATION OF THE COMPANY
--       -----------------------------------------

Prime Medical Services, Inc. ("Prime," "we," "us," "our," and the "Company"), is a specialty healthcare provider of lithotripsy services and is a manufacturer of trailers and coaches for mobile medical service providers and mobile broadcast and communications vehicles. Additionally, we provide refractive vision correction services.

We are headquartered in Austin, Texas and provide lithotripsy services in 34 states. Our manufacturing segment is headquartered in Harvey, Illinois with additional manufacturing operations in Calumet City, Illinois and Sanford, Florida and a service and sales facility in Camberley, England, and a sales office in Beijing, China.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--       ------------------------------------------

Consolidation
-------------

The consolidated financial statements include the accounts of Prime, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. The related partnership agreements provide for broad powers by the general partner. The limited partners do not participate in the management of the partnership and do not have the right to remove the general partner without the unanimous vote of the limited partners. Investments in entities in which our investment is less than 50% ownership and we do not have significant control, are accounted for by the equity method if ownership is between 20% - 50%, or by the cost method if ownership is less than 20%. Through December 31, 2001, we had recognized approximately $271,000 in undistributed earnings using the equity method. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents
----------------

We consider as cash equivalents demand deposits and all short-term investments with a maturity at date of purchase of three months or less.

Investments
-----------

We classify our investments in debt and equity securities as trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. The change in net unrealized holding gain or loss on trading securities was not material for the years ended December 31, 2001 and 2000.

Property and Equipment
----------------------

Property and equipment are stated at cost. Major betterments are capitalized while normal maintenance and repairs are charged to operations. Depreciation is computed by the straight-line

--  ------------------------------------------

method using estimated useful lives of three to twenty years. Leasehold improvements are generally amortized over ten years or the term of the lease, whichever is shorter. When assets are sold or retired, the corresponding cost and accumulated depreciation or amortization are removed from the related accounts and any gain or loss is credited or charged to operations.

Intangible Assets
-----------------

We record as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill is amortized using the straight-line basis over a period not to exceed thirty years for the manufacturing segment, twenty five years for the refractive segment and forty years for the lithotripsy segment. Accumulated amortization at December 31, 2001 and 2000 is $30,180,000 and $23,950,000, respectively. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the goodwill, a loss is recognized for the difference between the discounted cash flows and carrying value of the goodwill.

Revenue Recognition
-------------------

Our lithotripsy fee revenues are based upon fees charged for services to hospitals, commercial insurance carriers, state and federal health care agencies, and individuals, net of contractual fee reductions. Revenues generated from management services are recognized as the related management services are provided. Our refractive revenues are based on fees charged for services to individuals or commercial insurance carriers, net of contractual fee reductions.

Revenues from the manufacture of trailers are primarily recognized under the completed contract method during 2001. Prior to 2001, a unit in the production cycle almost always had a specific sales contract signed prior to the start of the manufacturing process. Revenue was recognized for these units on the percentage of completion method. We did occasionally have excess production capacity, which would allow for production of a limited number of units to begin prior to a signed contract. These limited numbers of units were accounted for on the completed contract method. Beginning in 2001, more units were placed into production prior to entering into actual sales contracts. A sales contract is often signed during the latter part of the production cycle. The use of the completed contract method became prevalent with the acquisition of Calumet in May, 2001, which more than doubled our production capacity.

Major Customers and Credit Concentrations
-----------------------------------------

A significant portion of our manufacturing revenues are from six customers. For the years ended December 31, 2001 and 2000, sales to these six customers accounted for 48% and 79% of each year's manufacturing revenues, respectively.

--  ------------------------------------------

Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers, as well as their dispersion across many geographic areas. Other than as disclosed below, we do not consider ourself to have any significant concentrations of credit risk. At December 31, 2001, approximately 12% of accounts receivable relate to units operating in Texas, 7% relate to units located in Louisiana, 5% relate to units operating in Virginia, and 8% relate to units located in California. At December 31, 2000, approximately 15% of accounts receivable relate to units operating in Texas, 8% relate to units located in Louisiana, 8% relate to units located in Virginia, and 9% relate to units located in California.

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

Long-Lived Assets
-----------------

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount, which may include associated goodwill, may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized, for the difference between the fair value and carrying value of the asset.

Accounts Receivable
-------------------

Accounts receivable are recorded based on revenues, net of contractual adjustments and less allowance for doubtful accounts.

Inventory
---------

Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Certain components that meet our manufacturing requirements are only available from a limited number of suppliers. The inability to obtain components as required or to develop alternative sources, if and as required in the future, could result in delays or reduction in product shipments, which in turn could have a material adverse effect on our manufacturing business, financial condition and results of operations.

--  ------------------------------------------

Stock-Based Compensation
------------------------

Upon adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ( "Statement 123" ), in 1996, we have continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. We have provided proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense. (See Note J).

Debt Issuance Costs
-------------------

We expense debt issuance costs as incurred.

Estimates Used to Prepare Consolidated Financial Statements
-----------------------------------------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the consolidated financial statements.

Reclassification
----------------

Certain reclassifications have been made to amounts presented in previous years to be consistent with the 2001 presentation.

Earnings Per Share
------------------

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such earnings per share data is as follows:

(In thousands, except per share data)
                                                   Net
                                                 (Loss)      No. of    Per Share
     For the year ended December 31, 2001        Income      Shares     Amounts
     ------------------------------------        ------      ------     -------

     Basic                                     ($14,465)     15,704     ($0.92)
                                                                        ======
     Effect of dilutive securities:
          Options                                   -           -
                                               --------      ------
     Diluted                                   ($14,465)     15,704     ($0.92)
                                               ========      ======     ======

--  ------------------------------------------

         (In thousands, except per share data)
                                                    Net
                                                  (Loss)     No. of    Per Share
                                                  Income     Shares     Amounts
                                                  ------     ------     -------
         For the year ended December 31, 2000
         Basic                                   $10,657      16,085     $0.66
                                                                         =====
         Effect of dilutive securities:
              Options                                -            85
                                                 -------      ------
         Diluted                                 $10,657      16,170     $0.66
                                                 =======      ======     =====
         For the year ended December 31, 1999

         Basic                                  $15,039       16,958     $0.89
                                                                         =====
         Effect of dilutive securities:
              Options                               -            156
                                                -------       ------
         Diluted                                $15,039       17,114     $0.88
                                                =======       ======     =====

         Unexercised employee stock options and warrants to purchase 2,462,000, 1,638,000 and 1,247,000 shares of our common stock as of December 31, 2001, 2000 and 1999, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of our common stock during the respective periods or because the effect of including the contingently issuable options would decrease the loss per share for 2001. The increase in the number of antidilutive shares relates primarily to a decrease in the market price of our common stock.

Recently Issued Pronouncements
------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002.

--  ------------------------------------------

Statement 141 will require, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary adjustments in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of income.

As of December 31, 2001, we had unamortized goodwill of approximately $152,000,000 and unamortized identifiable intangible assets of approximately $1,800,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $6,500,000 and $6,100,000 for the years ended December 31, 2001 and 2000, respectively. The adoption of Statement 141 did not have any impact on the consolidated financial statements. In addition, we anticipate that Statement 142 will not have a material impact on the consolidated financial statements, except for the elimination of the amortization of goodwill beginning in January 2002.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No.144 supersedes FASB

--  ------------------------------------------

Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. This Statement is effective beginning January 1, 2002. As of the date of adoption, we do not expect Statement 144 to have a material adverse effect on our financial position or results of operations.

C.  INVESTMENTS
--  -----------

Barnet Dulaney Eye Center
-------------------------

Effective September 1, 1999, we purchased a 60% interest in two laser (refractive) surgery centers operated by Barnet Dulaney Eye Center for approximately $8,807,000 in cash and a warrant to purchase 29,000 shares of our common stock, plus a contingent earn-out obligation totaling $1 million which was paid in 2000 at the end of the first year of post-acquisition operations. The contingent earn-out obligation was based on the operating performance of one of the two surgery centers for one year. This investment was accounted for using the equity method until June 30, 2000. Effective July 1, 2000, we amended certain agreements related to its 60% interest in Barnet Dulaney Eye Center, which established a management committee, controlled by us, which now provides us control over the operations of the partnership. Prior to this date, the day-to-day operations were substantially controlled by the doctors, who are the minority partners. As a result of these amendments, our investment in the Barnet Dulaney Eye Center has been consolidated in the accompanying consolidated financial statements as of July 1, 2000.

Tenn-GA
-------

In May 1997, we acquired a 38.25% general partner interest in a partnership that provides mobile lithotripsy service in Tennessee and Georgia. The purchase price was cash of $3,470,000. This investment is accounted for using the equity method.

Southern California
-------------------

Effective June 1, 1995, we acquired a 32.5% interest in a limited liability company that operates a fixed site lithotripter near Los Angeles, California. This investment is accounted for using the equity method.

--  -----------

Ohio and Louisiana Partnerships
-------------------------------

In December 1994, we acquired all of the common stock of two corporations. Each corporation is the general partner and holds an approximate 20% interest in a limited partnership which operates a mobile lithotripter. Ohio Mobile Lithotripter, Ltd. operates a mobile lithotripter in Ohio. Arklatx Mobile Lithotripter, L.P. operates a mobile lithotripter in Louisiana. These investments were accounted for using the equity method prior to 2001. During 2001, we acquired additional voting interests in these partnerships, which now provides us with significant influence over these partnerships; accordingly, we now consolidate our investments in these partnerships.

American Physicians Service Group, Inc. ("APS")
-----------------------------------------------

At December 31, 2001 and 2000, we owned 111,000 shares of APS common stock, representing less than 5%, of the outstanding common stock of APS. In February 2002, we sold all of our shares held for investment in APS.

APS owned approximately 15% of our outstanding common stock at December 31, 2001 and 2000. In February and March 2002, APS sold 1,570,000 shares (unaudited) of our common stock in two brokered, open-market transactions, thereby reducing its ownership to less than 5% of our outstanding shares.

We occupy approximately 11,600 square feet of office space in a building, which we purchased from APS in November 2001. The purchase price was approximately $6 million and was based on an independent appraisal. Prior to this purchase, the monthly rental fees paid to APS were approximately $18,000 a month. Subsequent to the building purchase, our expected net cash flow from rental operations will be $300,000 per year. We also pay APS approximately $3,000 per month for shared administrative services and support. Subsequent to this transaction, APS leases approximately 23,000 square feet of the building from us. Two of our six board of director members are also on the board of directors of APS.

Loans to Management
-------------------

During 2001, we made loans totaling approximately $800,000 to 12 members of management. The loans bear interest at 6.5% and require annual payments of principal and interest due April 1 of each year. All of the loans are current.

D.  ACQUISITIONS
--  ------------

On January 10, 2001, we acquired all the outstanding stock of the Windsor Group, Inc. (Windsor) for approximately $1.8 million and accounted for the transaction using the purchase method of accounting. Windsor's primary activity was its 60% general partner interest in Sunbelt Lithotripsy Associates Ltd. ("Sunbelt"). Sunbelt provided lithotripsy services at eight Houston, Texas area hospitals. On January 11, 2001, all operating assets and related liabilities of

--  ------------

Sunbelt were sold to a new partnership formed by us. We recognized approximately $1.9 million in goodwill related to these transactions.

On May 2, 2001, our manufacturing subsidiary, AK Associates, LLC ("AK"), acquired the assets of Calumet Coach Company ("Calumet") for approximately $6.4 million plus the assumption of certain liabilities and accounted for the transaction using the purchase method of accounting. Since its founding more than 50 years ago, Calumet has produced thousands of special-purpose mobile units, earning a worldwide reputation for leadership in innovative design and quality manufacturing. Calumet's key strength has been its ability to effectively mobilize a broad spectrum of specialty equipment for use in medical, industrial and military applications to meet the individual needs of the end user. Current customers include industry leaders such as GE Medical Systems, Philips, Siemens Medical Engineering and Marconi Medical Systems, hundreds of hospital systems and healthcare providers, as well as numerous broadcast and production companies. Headquartered in Calumet City, Illinois, with an additional manufacturing operation in Sanford, Florida, the company operates globally with a service and sales facility in Camberley, England, and a sales office in Beijing, China. Calumet's sales totaled approximately $50 million for the fiscal year 2000. We recognized approximately $5.9 million in goodwill related to this transaction. In connection with this transaction, we also acquired an additional 5% interest in AK for $1.2 million, thereby increasing our majority ownership to 80%.

Effective March 1, 2000, we purchased a 60% interest in the Mann Berkeley Caplan Laser Center of Austin, Texas, a refractive vision correction center. We paid approximately $3.8 million in cash and issued warrants to purchase 27,000 shares of common stock, and have accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, we issued warrants to purchase 28,000 shares of common stock to a third party.

Effective March 1, 2000, we purchased a 60% interest in the Caster Eye Center, a refractive vision correction center. We paid approximately $5.8 million in cash, and have accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, we issued warrants to purchase 44,000 shares of common stock to a third party.

Effective April 1, 2000, we purchased a 65% interest in New York Eye Specialists, a refractive vision correction center. We paid approximately $8.9 million in cash, and have accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, we issued warrants to purchase 67,000 shares of common stock to a third party.

Effective September 1, 2000, we purchased a 65% interest in Vision Correction Centers of Kansas City, a refractive vision correction center. We paid approximately $4.5 million in cash for the center in October 2000, and have accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, we issued warrants to purchase 34,000 shares of common stock to a third party. In October 2001, we sold our interest in this center back to the doctor.

--  ------------

Certain of the acquisitions discussed above have contingent earn-out clauses based on the future operations of the related centers exceeding certain performance measurements. We do not believe any future payments would be significant.

Unaudited proforma combined income data for the years ended December 31, 2001 and 2000 of the Company assuming the acquisitions were effective January 1, 2000 is as follows:

    ($ in thousands, except per share data)          2001             2000
                                                     ----             ----

                  Total revenues                   $164,155         $177,623
                  Total expenses                   $177,981         $162,304
                                                   --------         --------

                      Net  (loss) income           $(13,826)         $15,319
                                                   ========          =======

                      Diluted (loss) earnings
                      per share                     $(0.91)            $0.95
                                                   ========          =======

E.  FAIR VALUE OF FINANCIAL INSTRUMENTS
--  -----------------------------------

The carrying amounts and estimated fair values of our significant financial instruments as of December 31, 2001 and 2000 are as follows:

                                             2001                   2000
                                             ----                   ----
                                     Carrying    Fair      Carrying       Fair
( $ in thousands)                     Amount     Value      Amount        Value
                                      ------     -----      ------        -----
   Financial assets:
       Cash and cash equivalents     $16,503   $16,503      $15,530     $15,530
       Investments                       612       612        1,241       1,241
       Accounts receivable            21,781    21,781       30,152      30,152
       Other receivables               3,167     3,167        6,619       6,619

   Financial liabilities:
       Debt                          120,366   111,866      125,709     111,709
       Accounts payable                5,481     5,481        4,611       4,611

The following methods and assumptions were used by us in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents
-------------------------

The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

--  -----------------------------------

Investments
-----------

The carrying value of investments approximates fair value as they are reported based on quoted market prices.

Accounts Receivable and Other Receivables
-----------------------------------------

The carrying value of these receivables, net of allowance for doubtful accounts, approximates the fair value due to their short-term nature and historical collectibility.

Debt
----

The fair value at December 31, 2001 and 2000 for the $100 million fixed rate senior subordinated notes was valued using the market rate of 10.67% and 11.66%, respectively. The carrying value of the debt bearing interest at prime rate approximates fair value.

Accounts Payable
----------------

The carrying value of the payables approximates fair value due to the short-term nature of the obligation.

Limitations
-----------

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities, property and equipment, equity investment in partnerships, goodwill, other noncurrent assets and accrued expenses. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the aforementioned estimates.

F.  ACCRUED EXPENSES
--  ----------------

Accrued expenses consist of the following:
                                                          December 31,
      ($ in thousands)                               2001            2000
                                                     ----            ----
   Legal fees                                        $195            $146
   Accrued group insurance costs                      389              60
   Compensation and payroll related expense         2,841           1,472
   Taxes, other than income taxes (benefit)            --             (26)
   Accrued interest                                 2,359           2,404
   Accrued severance payments                       2,875             500
   Other                                            4,469           2,352
                                                    -----           -----
                                                 $ 13,128         $ 6,908
                                                 ========         =======

G.  INDEBTEDNESS
--  ------------

Long-term debt is as follows:
    ($ in thousands)                                    December 31,
        Interest Rates       Maturities            2001               2000
        --------------       ----------            ----               ----

         8.75%               2001-2008          $100,000            $100,000
         Floating            2001-2006            19,786              24,030
         None                2001-2005                15                 162
         5%-14%              2001-2005               565               1,517
                                                --------            --------
                                                $120,366            $125,709
       Less current portion of long-term debt      3,002               3,705
                                                --------            --------
                                                $117,364            $122,004
                                                ========            ========

In March 1998, we completed an offering of an aggregate $100 million of unsecured senior subordinated notes (the "Notes") due 2008. The issue price of the notes was 99.50 with an 8.75% coupon. Interest is payable semi-annually on April 1 and October 1, beginning October 1, 1998.

The Note's Indenture Agreement restricts, among other things, both our and our Restricted Subsidiaries' ability to incur additional indebtedness and issue preferred stock, enter into sale and leaseback transactions, incur liens, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person, sell stock of subsidiaries and assign, transfer, lease, convey or otherwise dispose of substantially all of our assets

We have a $100 million revolving credit facility bearing interest of LIBOR + 1 to 2%, maturing in April 2003. At December 31, 2001 and 2000, we had drawn $11 million and $18 million on the revolving credit facility, respectively. At December 31, 2001 and 2000, interest on our revolving credit facility was 4.285% and 8.59%, respectively. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. At December 31, 2001, we were not in compliance with certain financial covenants due to the nonrecurring costs discussed in Note K.

--  ------------

We successfully amended our revolving credit facility in February 2002 to exclude these items from the calculation of financial covenants. Accordingly, we are in compliance with the amended revolving credit facility.

The stated principal repayments for all indebtedness as of December 31, 2001 are payable as follows:

             ($ in thousands)

                            2002        $ 3,002
                            2003         12,442
                            2004            892
                            2005            386
                            2006          3,644
                         Thereafter     100,000

H.  COSTS OF SERVICES AND GENERAL AND ADMINISTRATIVE EXPENSES
--  ---------------------------------------------------------

Costs of services and general and administrative expenses consist of the following:

                                             Years Ended December 31,
($ in thousands)                        2001           2000           1999
                                        ----           ----           ----

   Salaries, wages and benefits       $23,647        $19,767        $16,230
   Other costs of services             12,031         11,121          7,789
   General and administrative           7,715          6,844          5,770
   Legal and professional               2,210          2,516          2,167
   Manufacturing costs                 39,957         15,851         11,902
   Advertising                          3,515          3,143            255
   Nonrecurring costs (see Note K.)    44,580          1,830            627
   Other                                  203            822            199
                                     --------        -------        -------
                                     $133,858        $61,894        $44,939
                                     ========        =======        =======

I.  COMMITMENTS AND CONTINGENCIES
--  -----------------------------

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

We sponsor a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $35,000 per person per policy year. At December 31, 2001, we had 224 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. Our contributions totaled $1,433,000, $1,025,000 and $966,000, in 2001, 2000 and 1999 respectively.

--  -----------------------------

In 2000, 147,000 options were exercised with exercise prices of $.25 and $.56 in conjunction with the establishment of a deferred compensation plan. The related common stock is held in the deferred compensation plan. We have a related deferred compensation liability of $1,168,000 recorded on the accompanying consolidated balance sheets.

J.  COMMON STOCK OPTIONS AND WARRANTS
--  ---------------------------------

1993 Stock Option Plan
----------------------

We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our employee stock options. We provide proforma disclosures of net income and earnings per share as if the fair-value based method prescribed by Statement 123 had been applied in measuring compensation expense. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

On October 12, 1993, we adopted the 1993 Stock Option Plan which authorizes the grant of up to 2,000,000 shares to certain of our key employees, directors, and consultants and advisors. Options granted under the 1993 Stock Option Plan shall terminate no later than ten years from the date the option is granted, unless the option terminates sooner by reason of termination of employment, disability or death.

From June 1997 through June 2001, we adopted four amendments to the 1993 Stock Option Plan which increased the authorized shares for grant by 2,050,000.

A summary of our stock option activity, and related information for the years ended December 31, follows:

                                          2001                          2000                               1999

                                Options    Weighted-Average     Options   Weighted-Average       Options  Weighted-Average
                                 (000)       Exercise Price       (000)     Exercise Price         (000)      Exercise
                                ---------------------------     --------------------------       -------------------------
         Price

Outstanding-beginning
  of year                        2,404          $9.09             2,294          $9.10             1,892         $10.10
Granted                            323           5.99               441           7.21               695           7.56
Exercised                           --             --              (163)           .89               (17)          5.10
Cancelled                         (621)         11.17              (168)         12.49              (276)         12.20
                                ------          -----             -----        -------           -------        -------
Outstanding-end of year          2,106          $8.00             2,404          $9.09             2,294          $9.10
                                ======                            =====                            =====

Exercisable at end of year       1,496          $8.50             1,563          $9.82             1,137          $9.89

Weighted-average fair
  value of options
  granted during the year        $2.48            --              $2.71            --              $2.96             --


--  ----------------------------------

The following table summarizes our outstanding options at December 31, 2001:

                                                Outstanding Options               Exercisable Options
                                              Weighted
                                              Average        Weighted                         Weighted
                                             Remaining        Average                          Average
                              Options       Contractual      Exercise            Options      Exercise
Range of Exercise Prices       (000)            Life          Price               (000)        Price
------------------------       -----            ----          -----               -----        -----

$4.75 - $6.25                    443         5.3 years        $5.70                 49          4.91
$6.26 - $7.56                    887         3.2 years         7.36                850          7.37
$7.57 - $9.66                    526         4.2 years         8.95                360          9.17
$9.67 - $14.88                   250         1.9 years        12.36                237         12.31
                                 ---                                               ---

Total                          2,106                                             1,496
                               =====                                             =====


Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.5%, 6.6% and 6.5%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of our common stock of .39, .42 and .44; and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our proforma information follows (in thousands except for earnings per share information):

                                             2001         2000        1999
                                             ----         ----        ----

Pro forma net (loss) income              $(15,758)      $8,512      $11,960
Pro forma (loss) earning per share:
     Basic                                 $(1.00)       $0.53        $0.71
     Diluted                               $(1.00)       $0.53        $0.70

--  --------------------------------

As of December 31, 2001, we had issued warrants to purchase approximately 410,000 shares of common stock to third parties. The exercise prices of the warrants range from $4.32 to $10.38 per share. There were 100,000 warrants issued during 2001 for consulting services, and there were 310,000 warrants issued during 2000 in conjunction with the refractive acquisitions discussed in Note D.

K.  NONRECURRING DEVELOPMENT, IMPAIRMENT AND OTHER COSTS, NET
--  ---------------------------------------------------------

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, long-lived assets which management has both the ability and intent to remove from service are reported in the financial statements at the lower of carrying amount or fair value less costs to sell. In February 2002, we announced our intentions to divest our refractive operations in order to focus our resources towards greater growth opportunities in our manufacturing and lithotripsy businesses. Accordingly, as of December 31, 2001, we have recognized an estimated impairment of approximately $21.6 million to goodwill, along with an actual loss of $4.4 million on the sale of our Kansas City refractive center, to adjust the refractive segment net assets to fair value less the estimated cost to sell. This impairment and loss was calculated based on the estimated future cash flows of the respective refractive centers.

Additionally, during the fourth quarter of 2001, we recognized an impairment totaling $3.8 million related to certain lithotripsy assets acquired in the mid-1990's. This impairment consists of a $1.8 million impairment to goodwill for a lithotripsy partnership acquired in 1997 which lost the majority of its service contracts during 2001, an $800,000 loss on the closing or sale of several other lithotripsy partnerships and a $1.2 million impairment on certain lithotripsy units that have been removed from service. The customers of these units are primarily being serviced by other equipment.

In the fourth quarter of 2001, we recognized an increase in reserves on lithotripsy receivables of approximately $3.8 million, net of the related minority interest portion of the increased reserves of $8.2 million. The increase in reserves on certain lithotripsy receivables is based on certain negotiated settlements with hospitals and on additional information now available from a full year's operations of our new practice management system, which was placed in service in late 2000.

We also accrued $2.5 million for the severance of certain contractual obligations related to two retiring members of management.

These 2001 charges are included in "nonrecurring development, impairment and other costs, net" in the accompanying consolidated statements of income.

In December 2000, we committed to dispose of our prostatherapy segment and entered into an agreement to dispose of this segment in January 2001. In exchange for 100% of our interest

K.  NONRECURRING DEVELOPMENT, IMPAIRMENT AND OTHER
--  ----------------------------------------------
      COSTS, NET (continued)
      ----------

in our prostatherapy segment, we received an unsecured non-recourse note receivable. An estimated impairment of $1,230,000 was recognized to adjust the segment net assets to fair value less the estimated costs to sell in the caption "nonrecurring development, impairment and other costs, net" in the accompanying consolidated statements of income.

During 1999, a loss of approximately $1.1 million was recognized on the write-down to net fair value relating to the removal from service of five lithotripter units, and is included in the caption "nonrecurring development, impairment and other costs, net" of the accompanying consolidated statements of income.

L.  INCOME TAXES
--  ------------

We file a consolidated tax return with our wholly owned subsidiaries. A substantial portion of consolidated income is not taxed at the corporate level as it represents income from partnerships. Accordingly, only the portion of income from these partnerships attributable to our ownership interests is included in taxable income in the consolidated tax return and financial statements. The minority interest portion of this income is the responsibility of the individual partners.

Income tax (benefit) expense consists of the following:
                                     Years Ended December 31,
       ($ in thousands)         2001           2000           1999
                                ----           ----           ----

       Federal:
          Current                 $880        $4,494         $5,490
          Deferred              (8,368)        1,298          2,875
       State                    (1,026)          934          1,067
                               -------        ------         ------
                               $(8,514)       $6,726         $9,432
                               ========       ======         ======

A reconciliation of expected income tax (computed by applying the United States statutory income tax rate of 35% to earnings (loss) before income taxes) to total income tax (benefit) expense in the accompanying consolidated statements of income follows:

                                        Years Ended December 31,
    ($ in thousands)                 2001        2000         1999
                                     ----        ----         ----

    Expected federal income tax   $(8,043)      $6,084       $8,565
    State taxes                      (667)         607          694
    Other                             196           35          173
                                  -------       ------       ------
                                  $(8,514)      $6,726       $9,432
                                  ========      ======       ======

--  ------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

     ($ in thousands)
                                                       2001              2000
                                                       ----              ----
   Deferred tax assets:
     Impairment charges not yet deductible
        for taxes                                    $8,190          $    --
     Capitalized costs                                  770             1,079
     Loan origination fees amortizable for
       tax purposes                                     358               644
     Accounts receivable, principally due to
       allowance for doubtful accounts                  258               --
     Accrued expenses deductible for tax
       purposes when paid                             1,400             1,032
                                                     ------            ------
          Total gross deferred tax assets            10,976             2,755
          Less valuation allowance                      --                --
                                                     ------            ------
          Net deferred tax assets                    10,976             2,755
                                                     ------            ------

   Deferred tax liabilities:
     Property and equipment, principally due
       to differences in depreciation                $ (60)           $ (245)
     Investments in affiliated entities,
       principally due to undistributed income      (1,041)           (1,820)
     Intangible assets, principally due to
       differences in amortization periods
       for tax purposes                             (9,282)           (9,160)
                                                    ------            ------
          Total gross deferred tax liability       (10,383)          (11,225)
                                                    ------            ------
          Net deferred tax asset/(liability)        $  593          $ (8,470)
                                                    ======            ======

There is no valuation allowance for deferred tax assets at December 31, 2001 and 2000.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deductible temporary differences reverse, management believes it is more likely than not we will realize the benefits of these deductible differences at December 31, 2001.

M.  SEGMENT REPORTING
--  -----------------

We have three reportable segments: lithotripsy, manufacturing and refractive. The lithotripsy segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers and the mobile broadcast and communication industry. The refractive segment, which was added in 1999, provides services related to the operations of refractive vision correction centers. Other operating segments in prior years, which do not meet the quantitative thresholds for reportable segments include prostatherapy services, which was disposed of in January 2001.

The accounting policies of the segments are the same as those described in Note B, Summary of Significant Accounting Policies. We measure performance based on the pretax income or loss after consideration of minority interests from our operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest income and expense. Additionally, certain consolidated entities that are reported as "corporate" own and operate lithotripsy equipment. The revenue and depreciation expense related to this equipment is included in the lithotripsy segment. However, the equipment is included in corporate assets.

Our segments are divisions that offer different services, and require different technology and marketing approaches. The majority of the lithotripsy segment is comprised of acquired entities, as are the manufacturing and refractive segments.

Substantially all of our revenues are earned in the United States and long-lived assets are located in the United States. We do not have any major customers who account for more than 10% of our revenues.

--  -----------------

 ($ in thousands)
                         Lithotripsy    Manufacturing   Refractive       Other
                         -----------    -------------   ----------       -----
       2001
       ----
Revenue from
external customers         $80,887       $51,579          $22,332         --

Intersegment revenues           --           627               --         --

Interest income                131             3              70          --

Interest expense               384           227             361          --

Depreciation and
  amortization               8,741           551           4,538          --

Segment profit (loss)       14,063         5,449         (25,296)         --

Segment assets             181,034        28,472          25,578          --

Investment in
equity method
   investees                 4,746            --              --          --

Capital expenditures         3,785           410             606          --

       2000
       ----
Revenue from
external customers         $83,335       $22,157         $23,501        $1,702

Intersegment revenues           --           298              --          --

Interest income                408            12               5            14

Interest expense               499           125           1,003           --

Depreciation and
  amortization               9,798           165           3,688           394

Segment profit              26,916         3,541           2,418            82

Segment assets             193,683        13,489          57,403             4

Investment in
equity method
   investees                 9,696           --              --             --

Capital expenditures         4,961           172           6,283           500

--  -----------------

($ in thousands)
                        Lithotripsy    Manufacturing   Refractive       Other
                        -----------    -------------   ----------       -----
         1999
         ----
Revenue from
external customers         $89,180         $17,527       $3,414        $2,053

Intersegment revenues           --             243           --            --

Interest income                341              --           --             4

Interest expense               269              98          457            --

Depreciation and
  amortization               9,754             264          363           336

Segment profit              32,115           3,430          450           337

Segment assets             195,012          13,122       23,254         3,021

Investment in
equity method
   investees                 8,814              --        9,375            --

Capital expenditures         4,367             161          548           298


The following is a reconciliation of revenues per above to the consolidated revenues per the consolidated statements of income:


    ($ in thousands)                             2001         2000        1999
                                                 ----         ----        ----

    Total revenues for reportable segments     $155,425     $129,291    $110,364

    Other segment                                   --         1,702       2,053

    Corporate revenue                                70          --          --

    Elimination of intersegment revenues           (627)       (298)       (243)
                                               --------      -------     -------

    Total consolidated revenues                $154,868     $130,695    $112,174
                                               ========     ========    ========

--  -----------------

The following is a reconciliation of profit (loss) per above to income before taxes per the consolidated statements of income:

($ in thousands)                                  2001          2000      1999
                                                  ----          ----      ----

Total profit (loss) for reportable segments     $(5,784)     $32,875    $35,995

Other segment                                        --           82        337

Corporate revenue                                    70          --         --

Unallocated corporate expenses:

General and administrative                       (3,986)      (4,486)    (5,027)

Net interest expense                             (9,770)      (8,199)    (7,424)

Loan fees and stock offering costs                 (163)        (173)      (566)

Relocation of central billing office                 --         (698)        --

Nonrecurring development and other costs         (3,190)      (1,830)       475

Release of contractual obligation                    --           --      1,140

Other, net                                         (156)        (188)      (459)
                                                -------       -------   -------

Unallocated corporate expenses total            (17,265)     (15,574)   (11,861)
                                                -------      -------    -------

Income (loss) before income taxes              ($22,979)     $17,383    $24,471
                                               ========      =======    =======

The following is a reconciliation of segment assets per above to the consolidated assets per the consolidated balance sheets:

($ in thousands)                            2001          2000         1999
                                            ----          ----         ----

Total assets for reportable segments      $235,084     $264,575      $231,388

Other segment                                 --              4         3,021

Unallocated corporate assets                16,957       11,639        12,563
                                           -------    ---------        ------

Consolidated total                        $252,041     $276,218      $246,972
                                          ========     ========      ========

--  -----------------

The reconciliation of the other significant items to the amounts reported in the consolidated financial statements is as follows:

                                                    Eliminating
($ in thousands)          Segments      Corporate     Entries     Consolidated
                          --------      ---------     -------     ------------
2001
----

Interest income             $204           $777        $(536)           $445
Interest expense             972         10,547         (536)         10,983
Depreciation and
  amortization            13,830            405           --          14,235
Capital expenditures       4,801          6,352           --          11,153

2000
----

Interest income             $439         $1,992      $(1,255)         $1,176
Interest expense           1,627         10,191       (1,255)         10,563
Depreciation and
  amortization            14,045            142           --          14,187
Capital expenditures      11,916          1,059           --          12,975

1999
----

Interest income             $345         $1,250         $(90)         $1,505
Interest expense             824          8,674          (90)          9,408
Depreciation and
  amortization            10,717            131           --          10,848
Capital expenditures       5,374            416           --           5,790

The amounts in 2001, 2000 and 1999 for interest income and expense, depreciation and amortization and capital expenditures represent amounts recorded by the operations of our corporate functions, which have not been allocated to the segments.

N.  CONDENSED FINANCIAL INFORMATION REGARDING GUARANTOR  SUBSIDIARIES
--  -----------------------------------------------------------------

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and non-guarantor subsidiaries as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the Notes described in Note G.

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                          Year Ended December 31, 2001

                                               Prime Medical    Guarantor      Non-Guarantor   Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries      Entries          Total
                                              --------------   -------------  --------------  --------------  --------------

Revenue:
     Lithotripsy:
         Fee revenues                                   $ -        $ 12,598        $ 63,191             $ -        $ 75,789
         Management fees                                  -           1,846           1,253               -           3,099
         Equity income                              (20,017)          8,479             859          12,678           1,999
                                              --------------  --------------  --------------  --------------  --------------
                                                    (20,017)         22,923          65,303          12,678          80,887
     Manufacturing                                    6,022           6,295          51,579         (12,317)         51,579
     Refractive                                       1,011           2,974          22,332          (3,985)         22,332
     Other                                                -              70               -               -              70
                                              --------------  --------------  --------------  --------------  --------------
         Total revenue                              (12,984)         32,262         139,214          (3,624)        154,868
                                              --------------  --------------  --------------  --------------  --------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                      -           1,904          24,263               -          26,167
         Manufacturing                                    -               -          43,901               -          43,901
         Refractive                                       -               -          15,224               -          15,224
         Corporate                                      312           3,674               -               -           3,986
         Nonrecurring development, impairment
            and other costs, net                        218          31,773          12,589               -          44,580
                                              --------------  --------------  --------------  --------------  --------------
                                                        530          37,351          95,977               -         133,858
Depreciation and amortization                             -           7,671           6,564               -          14,235
                                              --------------  --------------  --------------  --------------  --------------
         Total operating expenses                       530          45,022         102,541               -         148,093
                                              --------------  --------------  --------------  --------------  --------------

Operating (loss) income                             (13,514)        (12,760)         36,673          (3,624)          6,775
                                              --------------  --------------  --------------  --------------  --------------

Other income (expenses):
     Interest and dividends                              35             207             203               -             445
     Interest expense                                (9,985)             (8)           (990)              -         (10,983)
     Loan fees                                         (163)              -               -               -            (163)
     Other, net                                         225              24             (52)              -             197
                                              --------------  --------------  --------------  --------------  --------------
         Total other income (deductions)             (9,888)            223            (839)              -         (10,504)
                                              --------------  --------------  --------------  --------------  --------------

Income (loss) before (benefit) provision for
     income taxes and minority interest             (23,402)        (12,537)         35,834          (3,624)         (3,729)

Minority interest in consolidated (loss) income           -               -               -          19,250          19,250

(Benefit) provision for income taxes                 (8,937)            447             (24)              -          (8,514)
                                              --------------  --------------  --------------  --------------  --------------

Net (loss) income                                 $ (14,465)      $ (12,984)       $ 35,858       $ (22,874)      $ (14,465)
                                              ==============  ==============  ==============  ==============  ==============

                                               .

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                          Year Ended December 31, 2000

                                               Prime Medical    Guarantor      Non-Guarantor   Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries      Entries          Total
                                              --------------   -------------  --------------  --------------  --------------

Revenue:
     Lithotripsy:
         Fee revenues                                   $ -        $ 15,490        $ 61,653             $ -        $ 77,143
         Management fees                                  -           2,131           1,553               -           3,684
         Equity income                               20,983          14,877             530         (33,882)          2,508
                                              --------------  --------------  --------------  --------------  --------------
                                                     20,983          32,498          63,736         (33,882)         83,335
     Manufacturing                                    3,632           3,789          22,157          (7,421)         22,157
     Refractive                                       2,211           5,025          22,577          (6,312)         23,501
     Prostatherapy                                        -               -           1,578               -           1,578
     Other                                                -             124               -               -             124
                                              --------------  --------------  --------------  --------------  --------------
         Total revenue                               26,826          41,436         110,048         (47,615)        130,695
                                              --------------  --------------  --------------  --------------  --------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                      -             792          21,624               -          22,416
         Manufacturing                                    -               -          17,149               -          17,149
         Refractive                                       -             164          13,692               -          13,856
         Prostatherapy                                    -            (288)          1,612               -           1,324
         Other                                            -             135               -               -             135
         Corporate                                       54           4,432               -               -           4,486
         Relocation of central billing office             -             698               -               -             698
         Nonrecurring development, impairment
            and other costs, net                      1,230             600               -               -           1,830
                                              --------------  --------------  --------------  --------------  --------------
                                                      1,284           6,533          54,077               -          61,894
Depreciation and amortization                             -           7,266           6,921               -          14,187
                                              --------------  --------------  --------------  --------------  --------------
         Total operating expenses                     1,284          13,799          60,998               -          76,081
                                              --------------  --------------  --------------  --------------  --------------

Operating income                                     25,542          27,637          49,050         (47,615)         54,614
                                              --------------  --------------  --------------  --------------  --------------

Other income (expenses):
     Interest and dividends                             197             542             437               -           1,176
     Interest expense                                (9,741)            (28)           (794)              -         (10,563)
     Loan fees                                         (173)              -               -               -            (173)
     Other, net                                          49             (51)             85               -              83
                                              --------------  --------------  --------------  --------------  --------------
         Total other income (deductions)             (9,668)            463            (272)              -          (9,477)
                                              --------------  --------------  --------------  --------------  --------------

Income before provision for income
     taxes and minority interest                     15,874          28,100          48,778         (47,615)         45,137

Minority interest in consolidated income                  -               -               -          27,754          27,754

Provision for income taxes                            5,217           1,274             235               -           6,726
                                              --------------  --------------  --------------  --------------  --------------

Net income                                         $ 10,657        $ 26,826        $ 48,543       $ (75,369)       $ 10,657
                                              ==============  ==============  ==============  ==============  ==============

                                               .

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Condensed Consolidating Statement of Income
                          Year Ended December 31, 1999

                                            Prime Medical    Guarantor       Non-Guarantor   Eliminating     Consolidated
($ in thousands)                            Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                           --------------   -------------   --------------  --------------  --------------

Revenue:
     Lithotripsy:
         Fee revenues                                $ -        $ 20,303         $ 60,577             $ -        $ 80,880
         Management fees                               -           3,304            2,415               -           5,719
         Equity income                            29,622          15,507                -         (42,548)          2,581
                                           --------------  --------------   --------------  --------------  --------------
                                                  29,622          39,114           62,992         (42,548)         89,180
     Manufacturing                                 3,141           3,292           17,527          (6,433)         17,527
     Refractive                                      346             410            3,004            (346)          3,414
     Prostatherapy                                     -               -            1,834               -           1,834
     Other                                             -             219                -               -             219
                                            -------------  --------------   --------------  --------------  --------------
         Total revenue                            33,109          43,035           85,357         (49,327)        112,174
                                           --------------  --------------   --------------  --------------  --------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                   -           1,995           21,006               -          23,001
         Manufacturing                                 -               -           12,880               -          12,880
         Refractive                                    -               -            1,954               -           1,954
         Prostatherapy                                 -            (198)           1,483               -           1,285
         Other                                         -             165                -               -             165
         Corporate                                   248           4,779                -               -           5,027
         Nonrecurring development,
            impairment and other costs, net         (570)            173            1,024               -             627
                                           --------------  --------------   --------------  --------------  --------------
                                                    (322)          6,914           38,347               -          44,939
Depreciation and amortization                          5           5,216            5,627               -          10,848
                                           --------------  --------------   --------------  --------------  --------------
         Total operating expenses                   (317)         12,130           43,974               -          55,787
                                           --------------  --------------   --------------  --------------  --------------

Operating income                                  33,426          30,905           41,383         (49,327)         56,387
                                           --------------  --------------   --------------  --------------  --------------

Other income (expenses):
     Interest and dividends                          749             510              246               -           1,505
     Interest expense                             (9,111)            438             (735)              -          (9,408)
     Loan fees                                      (492)            (74)               -               -            (566)
     Release of contractual obligation                 -           1,140                -               -           1,140
     Other, net                                     (662)            522               61               -             (79)
                                           --------------  --------------   --------------  --------------  --------------
         Total other income (deductions)          (9,516)          2,536             (428)              -          (7,408)
                                           --------------  --------------   --------------  --------------  --------------

Income before provision for income
     taxes and minority interest                  23,910          33,441           40,955         (49,327)         48,979

Minority interest in consolidated income               -               -                -          24,508          24,508

Provision for income taxes                         8,871             332              229               -           9,432
                                           --------------  --------------   --------------  --------------  --------------

Net income                                      $ 15,039        $ 33,109         $ 40,726       $ (73,835)       $ 15,039
                                           ==============  ==============   ==============  ==============  ==============

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                                December 31, 2001

                                              Prime Medical    Guarantor      Non-Guarantor    Eliminating     Consolidated
($ in thousands)                              Services, Inc.  Subsidiaries    Subsidiaries       Entries          Total
                                             --------------   -------------  --------------   --------------  --------------

ASSETS

Current assets:
     Cash and cash equivalents                       $ 259         $ 3,088        $ 13,156              $ -        $ 16,503
     Investments                                       612               -               -                -             612
     Accounts receivable, net                            -           2,522          19,259                -          21,781
     Other receivables                                 364             704           2,099                -           3,167
     Deferred income taxes                           1,658               -               -                -           1,658
     Prepaid expenses and other current assets       3,385             418             546                -           4,349
     Inventory                                           -              64          11,079                           11,143
                                             --------------  --------------  --------------   --------------  --------------
         Total current assets                        6,278           6,796          46,139                -          59,213
                                             --------------  --------------  --------------   --------------  --------------
Property and equipment:
     Equipment, furniture and fixtures                   -          10,315          42,420                -          52,735
     Building and leasehold improvements                 -           6,736           4,546                -          11,282
                                             --------------  --------------  --------------   --------------  --------------
                                                         -          17,051          46,966                -          64,017
     Less accumulated depreciation
         and amortization                                -          (7,093)        (25,730)               -         (32,823)
                                             --------------  --------------  --------------   --------------  --------------
         Property and equipment, net                     -           9,958          21,236                -          31,194

Investment in subsidiaries
     and other investments                         194,656          36,468               -         (226,387)          4,737
Goodwill, at cost, net of amortization                   -         145,819           5,868                -         151,687
Other noncurrent assets                                968           3,191           1,051                -           5,210
                                             --------------  --------------  --------------   --------------  --------------
                                                 $ 201,902       $ 202,232        $ 74,294       $ (226,387)      $ 252,041
                                             ==============  ==============  ==============   ==============  ==============


LIABILITIES

Current liabilities:
     Current portion of long-term debt                 $ -             $ 5         $ 2,997              $ -         $ 3,002
     Accounts payable                                    -           2,279           3,202                -           5,481
     Accrued expenses                                3,193             952          15,722                -          19,867
                                             --------------  --------------  --------------   --------------  --------------
         Total current liabilities                   3,193           3,236          21,921                -          28,350
Long-term debt, net of current portion             111,000           4,340           2,024                -         117,364
Deferred compensation liability                      1,168               -               -                -           1,168
Deferred income taxes                                1,065               -               -                -           1,065
                                             --------------  --------------  --------------   --------------  --------------
         Total liabilities                         116,426           7,576          23,945                -         147,947

Minority interest                                        -               -               -           18,618          18,618

STOCKHOLDERS' EQUITY

Common stock                                           195               -               -                -             195
Capital in excess of par value                      89,128               -               -                -          89,128
Accumulated earnings                                29,846               -               -                -          29,846
Treasury stock                                     (33,693)              -               -                -         (33,693)
Subsidiary net equity                                    -         194,656          50,349         (245,005)              -
                                             --------------  --------------  --------------   --------------  --------------
         Total stockholders' equity                 85,476         194,656          50,349         (245,005)         85,476
                                             --------------  --------------  --------------   --------------  --------------
                                                 $ 201,902       $ 202,232        $ 74,294       $ (226,387)      $ 252,041
                                             ==============  ==============  ==============   ==============  ==============

                PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                                December 31, 2000

                                              Prime Medical    Guarantor     Non-Guarantor     Eliminating     Consolidated
($ in thousands)                              Services, Inc.  Subsidiaries    Subsidiaries       Entries          Total
                                             --------------  -------------  --------------   --------------  --------------

ASSETS

Current assets:
     Cash and cash equivalents                       $ 427         $ 7,393         $ 7,710              $ -        $ 15,530
     Investments                                     1,241               -               -                -           1,241
     Accounts receivable, net                            -           3,453          26,699                -          30,152
     Other receivables                               2,137           2,720           1,762                -           6,619
     Deferred income taxes                             305             727               -                -           1,032
     Prepaid expenses and other current assets          40             312           1,277                -           1,629
     Inventory                                           -               -           5,068                            5,068
                                             --------------  --------------  --------------   --------------  --------------
         Total current assets                        4,150          14,605          42,516                -          61,271
                                             --------------  --------------  --------------   --------------  --------------
Property and equipment:
     Equipment, furniture and fixtures                   -          13,236          40,317                -          53,553
     Building and leasehold improvements                 -             535           3,039                -           3,574
                                             --------------  --------------  --------------   --------------  --------------
                                                         -          13,771          43,356                -          57,127
     Less accumulated depreciation
         and amortization                                -         (11,044)        (19,829)               -         (30,873)
                                             --------------  --------------  --------------   --------------  --------------
         Property and equipment, net                     -           2,727          23,527                -          26,254

Investment in subsidiaries
     and other investments                         226,154          35,342               -         (251,267)         10,229
Goodwill, at cost, net of amortization                   -         172,824               -                -         172,824
Other noncurrent assets                                770           4,154             716                -           5,640
                                             --------------  --------------  --------------   --------------  --------------
                                                 $ 231,074       $ 229,652        $ 66,759       $ (251,267)      $ 276,218
                                             ==============  ==============  ==============   ==============  ==============


LIABILITIES

Current liabilities:
     Current portion of long-term debt                 $ -             $ -         $ 3,705              $ -         $ 3,705
     Accounts payable                                   73             555           3,983                -           4,611
     Accrued expenses                                4,613             751           9,474                -          14,838
                                             --------------  --------------  --------------   --------------  --------------
         Total current liabilities                   4,686           1,306          17,162                -          23,154
Long-term debt, net of current portion             118,000             119           3,885                -         122,004
Deferred compensation liability                      1,168               -               -                -           1,168
Deferred income taxes                                7,429           2,073               -                -           9,502
                                             --------------  --------------  --------------   --------------  --------------
         Total liabilities                         131,283           3,498          21,047                -         155,828

Minority interest                                        -               -               -           20,599          20,599

STOCKHOLDERS' EQUITY

Common stock                                           195               -               -                -             195
Capital in excess of par value                      88,978               -               -                -          88,978
Accumulated earnings                                44,311               -               -                -          44,311
Treasury stock                                     (33,693)              -               -                -         (33,693)
Subsidiary net equity                                    -         226,154          45,712         (271,866)              -
                                             --------------  --------------  --------------   --------------  --------------
         Total stockholders' equity                 99,791         226,154          45,712         (271,866)         99,791
                                             --------------  --------------  --------------   --------------  --------------
                                                 $ 231,074       $ 229,652        $ 66,759       $ (251,267)      $ 276,218
                                             ==============  ==============  ==============   ==============  ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 2001

                                               Prime Medical    Guarantor      Non-Guarantor   Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries      Entries          Total
                                              --------------   -------------  --------------  --------------  --------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
        Net cash provided by (used in)
             operating activities                 $ (11,682)        $ 9,712        $ 49,502             $ -        $ 47,532
                                              --------------  --------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of equity investments and entities          -          (2,815)         (6,877)              -          (9,692)
     Purchases of property and equipment                  -          (5,899)         (5,254)              -         (11,153)
     Proceeds from sales of equipment                     -               -             551               -             551
     Distributions from subsidiaries                 29,514          14,202               -         (43,716)              -
     Investments                                    (11,000)         (8,000)              -          19,000               -
     Distributions from investments                       -           2,459               -               -           2,459
                                              --------------  --------------  --------------  --------------  --------------
        Net cash provided by (used in)
             investing activities                    18,514             (53)        (11,580)        (24,716)        (17,835)
                                              --------------  --------------  --------------  --------------  --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
        interest                                    (19,000)              -          (4,343)              -         (23,343)
     Borrowings on notes payable                     12,000           4,550           1,391               -          17,941
     Distributions to minority interest                   -               -               -         (24,721)        (24,721)
     Contributions by minority interest                   -               -           1,399               -           1,399
     Contributions from parent                            -          11,000           8,000         (19,000)              -
     Distributions to equity owners                       -         (29,514)        (38,923)         68,437               -
                                              --------------  --------------  --------------  --------------  --------------

        Net cash provided by (used in)
             financing activities                    (7,000)        (13,964)        (32,476)         24,716         (28,724)
                                              --------------  --------------  --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                              (168)         (4,305)          5,446               -             973

Cash and cash equivalents, beginning of year            427           7,393           7,710               -          15,530
                                              --------------  --------------  --------------  --------------  --------------

Cash and cash equivalents, end of year                $ 259         $ 3,088        $ 13,156             $ -        $ 16,503
                                              ==============  ==============  ==============  ==============  ==============

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 2000



                                               Prime Medical    Guarantor      Non-Guarantor   Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries      Entries          Total
                                              --------------   -------------  --------------  --------------  --------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
        Net cash provided by (used in)
             operating activities                 $ (13,222)       $ 17,034        $ 41,368             $ -        $ 45,180
                                              --------------  --------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of equity investments and entities          -         (23,784)              -               -         (23,784)
     Purchases of property and equipment                  -          (2,032)        (10,943)              -         (12,975)
     Proceeds from sales of equipment                     -               -             277               -             277
     Distributions from subsidiaries                 19,145          11,958               -         (31,103)              -
     Investments                                    (18,000)              -               -          18,000               -
     Distributions from investments                       -           2,680               -               -           2,680
     Other                                                -               -               -               -               -
                                              --------------  --------------  --------------  --------------  --------------
        Net cash provided by (used in)
             investing activities                     1,145         (11,178)        (10,666)        (13,103)        (33,802)
                                              --------------  --------------  --------------  --------------  --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
        interest                                          -               -          (3,075)              -          (3,075)
     Borrowings on notes payable                     18,000               -           3,592               -          21,592
     Distributions to minority interest                   -               -               -         (27,092)        (27,092)
     Contributions by minority interest                   -               -             202               -             202
     Exercise and issuance of stock options             164               -               -               -             164
     Purchase of treasury stock                      (7,703)              -               -               -          (7,703)
     Contributions from parent                            -          18,000               -         (18,000)              -
     Distributions to equity owners                       -         (19,145)        (39,050)         58,195               -
                                              --------------  --------------  --------------  --------------  --------------

        Net cash provided by (used in)
             financing activities                    10,461          (1,145)        (38,331)         13,103         (15,912)
                                              --------------  --------------  --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                            (1,616)          4,711          (7,629)              -          (4,534)

Cash and cash equivalents, beginning of year          2,043           2,682          15,339               -          20,064
                                              --------------  --------------  --------------  --------------  --------------

Cash and cash equivalents, end of year                $ 427         $ 7,393         $ 7,710             $ -        $ 15,530
                                              ==============  ==============  ==============  ==============  ==============

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 1999

                                               Prime Medical    Guarantor      Non-Guarantor  Eliminating     Consolidated
($ in thousands)                               Services, Inc.  Subsidiaries    Subsidiaries     Entries          Total
                                              --------------   -------------  -------------  --------------  --------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                $ (20,940)        $ 5,205       $ 51,479             $ -        $ 35,744
                                              --------------  --------------  -------------  --------------  --------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of equity investments and entities          -         (13,451)       (10,129)              -         (23,580)
     Purchases of property and equipment                  -          (1,193)        (4,597)              -          (5,790)
     Proceeds from sales of equipment                     -             167             40               -             207
     Distributions from subsidiaries                 15,407          17,424              -         (32,831)              -
     Investments                                          -           2,352              -               -           2,352
     Other                                                -               -            570               -             570
                                              --------------  --------------  -------------  --------------  --------------

         Net cash provided by (used in)
              investing activities                   15,407           5,299        (14,116)        (32,831)        (26,241)
                                              --------------  --------------  -------------  --------------  --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
         interest                                         -               -         (1,403)              -          (1,403)
     Borrowings on notes payable                          -               -          4,584               -           4,584
     Distributions to minority interest                   -               -              -         (27,180)        (27,180)
     Contributions by minority interest                   -               -          2,636               -           2,636
     Exercise and issuance of stock options             160               -              -               -             160
     Purchase of treasury stock                      (8,382)              -              -               -          (8,382)
     Distributions to equity owners                       -         (15,407)       (44,604)         60,011               -
                                              --------------  --------------  -------------  --------------  --------------

         Net cash provided by (used in)
                financing activities                 (8,222)        (15,407)       (38,787)         32,831         (29,585)
                                              --------------  --------------  -------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                           (13,755)         (4,903)        (1,424)              -         (20,082)

Cash and cash equivalents, beginning of year         15,798           7,585         16,763               -          40,146
                                              --------------  --------------  -------------  --------------  --------------

Cash and cash equivalents, end of year              $ 2,043         $ 2,682       $ 15,339             $ -        $ 20,064
                                              ==============  ==============  =============  ==============  ==============

                          PRIME MEDICAL SERVICES, INC.
                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                          Year Ended December 31, 2001



       ($ in thousands)


                                        Balance at                                Balance at
                                       Beginning of    Costs and                    End of
                                          Year          Expenses    Deductions       Year
                                       ------------    ----------   ----------    ----------

Allowance for Doubtful Accounts

       2001                               $ 212         $ 8,111      $ 6,151       $ 2,172
                                         =======        =======      =======       =======


