Form 10-Q
period 2002-03-31
PRIME MEDICAL SERVICES INC /TX/
filed 2002-05-14
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002
                                       OR
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                         For the transition period from
                                ______ to ______


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

YES    X    NO  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Number of Shares Outstanding at
            Title of Each Class                     April 30, 2002
       Common Stock, $.01 par value                   15,704,333

                                     PART I


                              FINANCIAL INFORMATION

                 PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                              March 31,
($ in thousands, except per share data)                  2002           2001
                                                         ----           ----

Revenue:
     Lithotripsy:
        Fee revenues                                     $ 17,059      $ 18,081
        Management fees                                       236           776
        Equity income                                         106           586
                                                          -------       -------
                                                           17,401        19,443
     Manufacturing                                         18,219         5,594
     Refractive                                             4,487         7,698
     Other                                                    196             -
                                                          -------       -------
        Total revenue                                      40,303        32,735
                                                          -------       -------

Cost of services and general and
     administrative expenses:
     Lithotripsy                                            6,755         6,933
     Manufacturing                                         15,627         4,361
     Refractive                                             3,172         4,714
     Corporate                                                812           730
                                                          -------       -------
                                                           26,366        16,738
Depreciation and amortization                               1,795         3,476
                                                          -------       -------
                                                           28,161        20,214
                                                          -------       -------

Operating income                                           12,142        12,521

Other income (expenses):
     Interest and dividends                                    51           135
     Interest expense                                      (2,543)       (2,880)
     Loan fees                                               (296)            -
     Other, net                                               (62)           73
                                                          -------       -------
                                                           (2,850)       (2,672)
                                                          -------       -------
Income before provision for income
     taxes and minority interests                           9,292         9,849

Minority interest in consolidated income                    5,876         6,658

Provision for income taxes                                  1,310         1,220
                                                          -------       -------

Net income                                                $ 2,106       $ 1,971
                                                          =======       =======

Basic earnings per share:
     Net income                                            $ 0.13        $ 0.13
                                                          =======       =======
     Weighted average shares outstanding                   15,704        15,704
                                                          =======       =======

Diluted earnings per share:
     Net income                                            $ 0.13        $ 0.13
                                                          =======       =======
    Weighted average shares outstanding                    15,743        15,723
                                                          =======       =======



         See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                         March 31,  December 31,
($ in thousands)                                            2002         2001
                                                            ----         ----

ASSETS

Current assets:
     Cash and cash equivalents                            $ 18,433     $ 16,503
     Investments                                               -            612
     Accounts receivable, less allowance for doubtful
        accounts of $1,453 in 2002 and $2,172 in 2001       24,347       21,781
     Other receivables                                       2,069        3,167
     Deferred income taxes                                   1,469        1,658
     Prepaid expenses and other current assets               3,644        4,349
     Inventory                                              10,091       11,143
                                                           -------      -------

        Total current assets                                60,053       59,213
                                                           -------      -------

Property and equipment:
     Equipment, furniture and fixtures                      50,817       52,735
     Building and leasehold improvements                    11,306       11,282
                                                           -------      -------

                                                            62,123       64,017

     Less accumulated depreciation and amortization        (32,368)     (32,823)
                                                           -------      -------

        Property and equipment, net                         29,755       31,194
                                                           -------      -------

Other investments                                            4,728        4,737
Goodwill, net of accumulated amortization                  151,687      151,687
Other noncurrent assets                                      5,554        5,210
                                                           -------      -------
                                                         $ 251,777    $ 252,041
                                                           =======      =======


            See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                                                       March 31,       December 31,
($ in thousands, except share data)                                                      2002             2001
                                                                                         ----             ----

LIABILITIES

Current liabilities:
     Current portion of long-term debt                                                 $ 2,082          $ 3,002
     Accounts payable                                                                    7,075            5,481
     Accrued distributions to minority interests                                         5,846            6,739
     Accrued expenses                                                                   12,305           13,128
                                                                                       -------          -------

        Total current liabilities                                                       27,308           28,350

Long-term debt, net of current portion                                                 115,237          117,364
Deferred compensation liability                                                              -            1,168
Deferred income taxes                                                                    2,420            1,065
                                                                                       -------          -------

        Total liabilities                                                              144,965          147,947

Minority interest                                                                       17,781           18,618

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding               -                -
Common stock, $0.01 par value; 40,000,000 shares authorized; 19,524,533 shares
issued in 2002 and  2001; 15,704,333 outstanding in 2002 and 15,562,734 in 2001            195              195
Capital in excess of par value                                                          89,409           89,128
Accumulated earnings                                                                    31,952           29,846
Treasury stock, at cost; 3,820,200 shares in 2002 and 3,961,799 in 2001                (32,525)         (33,693)
                                                                                       -------          -------

        Total stockholders' equity                                                      89,031           85,476
                                                                                       -------          -------


                                                                                     $ 251,777        $ 252,041
                                                                                       =======          =======



             See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Three Months Ended March 31,
($ in thousands)                                                     2002           2001
                                                                    -----          -----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected                             $ 36,937       $ 31,868
     Cash paid to employees, suppliers of goods and others        (25,982)       (16,940)
     Purchase of investments                                         (199)        (1,644)
     Proceeds from sales and maturities of investments                695          2,447
     Interest received                                                167             93
     Interest paid                                                   (673)        (5,088)
     Taxes refunded (paid)                                          1,755           (113)
                                                                   ------         ------

        Net cash provided by operating activities                  12,700         10,623
                                                                   ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of entity                                                 -         (1,777)
     Purchases of equipment and leasehold improvements               (248)        (1,007)
     Distributions from investments                                   115          1,266
     Other                                                             15             45
                                                                   ------         ------

        Net cash used in investing activities                        (118)        (1,473)
                                                                   ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable                                        -          3,017
     Payments on notes payable, exclusive of interest              (3,046)        (7,190)
     Distributions to minority interest                            (7,957)        (9,347)
     Contributions by  minority interest, net of buyouts              351            951
                                                                   ------         ------

        Net cash used in financing activities                     (10,652)       (12,569)
                                                                   ------         ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,930         (3,419)

Cash and cash equivalents, beginning of period                     16,503         15,530
                                                                   ------         ------

Cash and cash equivalents, end of period                         $ 18,433       $ 12,111
                                                                   ======         ======



          See accompanying notes to consolidated financial statements.

           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                       (Unaudited)



                                                    Three Months Ended March 31,
($ in thousands)                                          2002          2001
                                                          ----          ----

Reconciliation of net income to net cash provided by
     operating activities:
     Net income                                          $ 2,106      $ 1,971
     Adjustments to reconcile net income to net cash
        provided by operating activities
        Minority interest in consolidated income           5,876        6,658
        Depreciation and amortization                      1,795        3,476
        Provision for uncollectible accounts                 165            -
        Provision for deferred income taxes                1,544          919
        Equity in earnings of affiliates                    (106)        (545)
        Other                                                290          (36)

     Changes in operating assets and liabilities, net
        of effect of purchase transactions
        Investments                                          612          760
        Accounts receivable                               (2,731)         220
        Other receivables                                  1,098          904
        Other assets                                       1,280       (1,280)
        Accounts payable                                   1,594         (481)
        Accrued expenses                                    (823)      (1,943)
                                                          ------       ------

     Total adjustments                                    10,594        8,652
                                                         -------       ------

Net cash provided by operating activities               $ 12,700     $ 10,623
                                                         =======      =======




          See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.   General
--   -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of March 31, 2002 and the results of operations for the periods presented. These statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from our normal business activities.

2.   Earnings per share
--   ------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:
                                                       Basic          Diluted
                                                     earnings        earnings
($ in thousands, except per share data)              per share       per share
                                                    ----------       ---------

Three Months Ended March 31, 2002
---------------------------------

Net income                                            $2,106           $2,106
                                                      ======           ======

Weighted average shares outstanding                   15,704           15,704
Effect of dilutive securities                             --               39
                                                     -------           ------
     Shares for EPS calculation                       15,704           15,743
                                                      ======           ======

Net income per share                                   $0.13            $0.13
                                                      ======           ======

Three Months Ended March 31, 2001
---------------------------------

Net income                                            $1,971           $1,971
                                                      ======           ======

Weighted average shares outstanding                   15,704           15,704
Effect of dilutive securities                             --               19
                                                      ------           ------
     Shares for EPS calculation                       15,704           15,723
                                                      ======           ======

Net income per share                                   $0.13            $0.13
                                                      ======           ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (continued)
                                   (Unaudited)


2.   Earnings per share (continued)
--   ------------------

Unexercised stock options and warrants to purchase 2,208,000 and 2,568,000 shares of our common stock as of March 31, 2002 and 2001 were not included in the computation of diluted EPS because the effect would be antidilutive.

3.   Segment Reporting
--   -----------------

We have three reportable segments: lithotripsy, manufacturing and refractive. The lithotripsy segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers and the mobile broadcast and communication industry. The refractive segment provides services related to the operations of refractive vision correction centers

We measure performance based on the pretax income or loss from our operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest revenue and expense.

($ in thousands)               Lithotripsy      Manufacturing      Refractive
                               -----------      -------------      ----------

Three Months Ended
------------------
    March 31, 2002
    --------------

Revenue from
external customers              $17,401            $18,219            $4,487

Intersegment revenues              --                 --                --

Segment profit                    4,560              1,996               372


Three Months Ended
------------------
    March 31, 2001
    --------------

Revenue from
external customers              $19,443             $5,594            $7,698

Intersegment revenues              --                   42              --

Segment profit                    4,681                872               906

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (continued)
                                   (Unaudited)


3.   Segment Reporting (continued)
--   -----------------


The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:



                                                 Three Months ended March 31,
($ in thousands)                                    2002             2001
                                                    ----             ----

Total segment profit                              $6,928            $6,459

Corporate revenues                                   196                -

Unallocated corporate expenses:

    General and administrative                      (812)             (730)

    Net interest expense                          (2,392)           (2,528)

    Loan fee                                        (296)              -

    Other, net                                      (208)              (10)
                                                    ----               ---

Total unallocated corporate expenses              (3,708)           (3,268)
                                                  ------            ------

Income before income taxes                        $3,416            $3,191
                                                  ======            ======


4.  Goodwill and Other Intangible Assets
--  ------------------------------------

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Under the new standard, goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives consisted entirely of non-compete agreements at March 31, 2002 and December 31, 2001, and are included in other noncurrent assets in the accompanying consolidated balance sheets. The non-compete agreements will continue to be amortized over their useful lives.

In accordance with SFAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three months ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

($ in thousands, except per share data) Net Income   Basic EPS    Diluted EPS
                                        ----------   ---------    -----------

Reported net income                      $1,971        $ 0.13        $ 0.13
Add: amortization adjustment                971          0.06          0.06
                                            ---          ----          ----
Adjusted net income                      $2,942        $ 0.19        $ 0.19
                                         ======        ======        ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (continued)
                                   (Unaudited)


4.  Goodwill and Other Intangible Assets (continued)
--  ------------------------------------

The net carrying value of goodwill and other intangible assets as of March 31, 2002 is comprised of the following:

                             Total     Lithotripsy   Manufacturing   Refractive
                             -----     -----------   -------------   ----------

Goodwill                   $ 151,687    $ 127,490       $ 13,567     $ 10,630
Non-compete agreements         3,804          273              5        3,526
                           ---------    ---------       --------     --------
                           $ 155,491    $ 127,763       $ 13,572     $ 14,156
                           =========    =========       ========     ========


Non-compete agreements as of March 31, 2002, subject to amortization expense, are comprised of the following:

                            Gross Carrying      Accumulated
                               Amount          Amortization         Net
                               ------          ------------         ---

Non-compete agreements        $ 5,569             $ 1,765         $3,804
                              =======             =======         ======

Amortization expense for non-compete agreements with finite lives was $133,000 for the three months ended March 31, 2002. The estimated annual amortization expense for each of the five succeeding fiscal years is as follows:

            2002     $ 527,000
            2003       513,000
            2004       465,100
            2005       365,900
            2006       222,200


5.   Condensed Financial Information Regarding Guarantor Subsidiaries
--   ----------------------------------------------------------------

Our condensed consolidating financial information, Guarantor Subsidiaries and Non-guarantor Subsidiaries for March 31, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because we have determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of ours who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Operations
                        Three Months Ended March 31, 2002
                                   (Unaudited)



                                         Prime Medical   Guarantor     Non-Guarantor   Eliminating   Consolidated
($ in thousands)                         Services, Inc. Subsidiaries   Subsidiaries     Entries         Total
                                         -------------  ------------   ------------     -------         -----

Revenue:
     Lithotripsy:
        Fee revenues                             $ -        $ 2,994       $ 14,065            $ -       $ 17,059
        Management fees                            -            281            (45)             -            236
        Equity income                          3,653          2,109            168         (5,824)           106
                                               -----          -----         ------        -------          -----
                                               3,653          5,384         14,188         (5,824)        17,401
     Manufacturing                             1,957          1,960         18,219         (3,917)        18,219
     Refractive                                  458            527          4,487           (985)         4,487
     Other                                         -            196              -              -            196
                                               -----          -----         ------        -------          -----
         Total revenue                         6,068          8,067         36,894        (10,726)        40,303
                                               -----          -----         ------        -------          -----

Cost of services and general and
     administrative expenses:
        Lithotripsy                                -            634          6,121              -          6,755
        Manufacturing                              -              -         15,627              -         15,627
        Refractive                                 -              -          3,172              -          3,172
        Corporate                                 19            793              -              -            812
                                               -----          -----         ------        -------          -----
                                                  19          1,427         24,920              -         26,366
Depreciation and amortization                      -            419          1,376              -          1,795
                                               -----          -----         ------        -------          -----

Operating income                               6,049          6,221         10,598        (10,726)        12,142
                                               -----          -----         ------        -------          -----

Other income (expenses):
     Interest and dividends                        1             24             26              -             51
     Interest expense                         (2,350)           (69)          (124)             -         (2,543)
     Loan fees                                  (242)           (54)             -              -           (296)
     Other, net                                 (117)            29             26              -            (62)
                                               -----          -----         ------        -------          -----
        Total other income (expenses)         (2,708)           (70)           (72)             -         (2,850)
                                               -----          -----         ------        -------          -----

Income before provision for income             3,341          6,151         10,526        (10,726)         9,292
     taxes and minority interest

Minority interest in consolidated income           -              -              -          5,876          5,876

Provision for income taxes                     1,235             83             (8)             -          1,310
                                               -----          -----         ------        -------          -----

Net income                                   $ 2,106        $ 6,068       $ 10,534      $ (16,602)       $ 2,106
                                             =======        =======       ========      =========        =======


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Operations
                        Three Months Ended March 31, 2001
                                   (Unaudited)



                                         Prime Medical   Guarantor     Non-Guarantor   Eliminating   Consolidated
($ in thousands)                         Services, Inc. Subsidiaries   Subsidiaries     Entries         Total
                                        -------------  -------------  -------------  -------------  -------------

Revenue:
     Lithotripsy:
        Fee revenues                             $ -        $ 3,275       $ 14,806            $ -       $ 18,081
        Management fees                            -            418            358              -            776
        Equity income                          4,009          3,249            180         (6,852)           586
                                              ------         ------         ------         ------         ------
                                               4,009          6,942         15,344         (6,852)        19,443
     Manufacturing                               872            911          5,594         (1,783)         5,594
     Refractive                                  797          1,310          7,698         (2,107)         7,698
                                              ------         ------         ------         ------         ------
        Total revenue                          5,678          9,163         28,636        (10,742)        32,735
                                              ------         ------         ------         ------         ------

Cost of services and general and
     administrative expenses:
        Lithotripsy                                -            853          6,080              -          6,933
        Manufacturing                              -              -          4,361              -          4,361
        Refractive                                 -              -          4,714              -          4,714
        Corporate                                 17            713              -              -            730
                                              ------         ------         ------         ------         ------
                                                  17          1,566         15,155              -         16,738
Depreciation and amortization                      -          1,939          1,537              -          3,476
                                              ------         ------         ------         ------         ------

Operating income                               5,661          5,658         11,944        (10,742)        12,521
                                              ------         ------         ------         ------         ------

Other income (expenses):
     Interest and dividends                        7             61             67              -            135
     Interest expense                         (2,596)            (8)          (276)             -         (2,880)
     Other, net                                   81            (33)            25              -             73
                                              ------         ------         ------         ------         ------
        Total other income (expenses)         (2,508)            20           (184)             -         (2,672)
                                              ------         ------         ------         ------         ------

Income before provision for income             3,153          5,678         11,760        (10,742)         9,849
     taxes and minority interest

Minority interest in consolidated income           -              -              -          6,658          6,658

Provision for income taxes                     1,182              -             38              -          1,220
                                              ------         ------         ------         ------         ------

Net income                                   $ 1,971        $ 5,678       $ 11,722      $ (17,400)       $ 1,971
                                             =======        =======       ========      =========        =======


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidating Balance Sheet
                                 March 31, 2002
                                   (Unaudited)



                                            Prime Medical   Guarantor    Non-Guarantor  Eliminating    Consolidated
($ in thousands)                            Services, Inc. Subsidiaries  Subsidiaries     Entries         Total
                                           --------------  ------------  -------------  -----------    ------------

ASSETS

Current assets:
     Cash and cash equivalents                    $ 44        $ 7,569       $ 10,820            $ -       $ 18,433
     Accounts receivable, net                        -          2,774         21,573              -         24,347
     Other receivables                             291            165          1,613              -          2,069
     Deferred income taxes                       1,469              -              -              -          1,469
     Prepaid expenses and other current assets   2,199            368          1,077              -          3,644
     Inventory                                       -            129          9,962              -         10,091
                                             ---------      ---------       --------     ----------      ---------
        Total current assets                     4,003         11,005         45,045              -         60,053
                                             ---------      ---------       --------     ----------      ---------

Property and equipment:
     Equipment, furniture and fixtures               -          9,527         41,290              -         50,817
     Building and leasehold improvements             -          6,755          4,551              -         11,306
                                             ---------      ---------       --------     ----------      ---------
                                                     -         16,282         45,841              -         62,123
     Less accumulated depreciation
        and amortization                             -         (6,665)       (25,703)             -        (32,368)
                                             ---------      ---------       --------     ----------      ---------
        Property and equipment, net                  -          9,617         20,138              -         29,755
                                             ---------      ---------       --------     ----------      ---------

Investment in subsidiaries
     and other investments                     200,718         40,466              -       (236,456)         4,728
Goodwill, net of accumulated amortization            -        145,819          5,868              -        151,687
Other noncurrent assets                          1,113          3,054          1,387              -          5,554
                                             ---------      ---------       --------     ----------      ---------
                                             $ 205,834      $ 209,961       $ 72,438     $ (236,456)     $ 251,777
                                             =========      =========       ========     ==========      =========

LIABILITIES

Current liabilities:
     Current portion of long-term debt             $ -            $ -        $ 2,082            $ -          2,082
     Accounts payable                               75          2,807          4,193              -          7,075
     Accrued expenses                            5,308          2,172         10,671              -         18,151
                                             ---------      ---------       --------     ----------      ---------
        Total current liabilities                5,383          4,979         16,946              -         27,308
Long-term debt, net of current portion         109,000          4,264          1,973              -        115,237
Deferred income taxes                            2,420              -              -              -          2,420
                                             ---------      ---------       --------     ----------      ---------
        Total liabilities                      116,803          9,243         18,919              -        144,965
                                             ---------      ---------       --------     ----------      ---------

Minority interest                                    -              -              -         17,781         17,781

STOCKHOLDERS' EQUITY

Common stock                                       195              -              -              -            195
Capital in excess of par value                  89,409              -              -              -         89,409
Accumulated earnings                            31,952              -              -              -         31,952
Treasury stock                                 (32,525)             -              -              -        (32,525)
Subsidiary net equity                                -        200,718         53,519       (254,237)             -
                                             ---------      ---------       --------     ----------      ---------
        Total stockholders' equity              89,031        200,718         53,519       (254,237)        89,031
                                             ---------      ---------       --------     ----------      ---------
                                             $ 205,834      $ 209,961       $ 72,438     $ (236,456)     $ 251,777
                                             =========      =========       ========     ==========      =========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                        Three Months Ended March 31, 2002
                                   (Unaudited)



                                            Prime Medical   Guarantor    Non-Guarantor   Eliminating   Consolidated
($ in thousands)                            Services, Inc. Subsidiaries   Subsidiaries      Entries       Total
                                            -------------  ------------   ------------      -------       -----

CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net cash provided by
       operating activities                    $ 1,779        $ 1,540       $ 9,381           $ -       $ 12,700
                                                 -----        -------       -------        ------       --------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of equipment and leasehold
        improvements                                 -            (16)         (232)            -           (248)
     Distributions from subsidiaries                 6          2,848             -        (2,854)             -
     Distributions from investments                  -            115             -             -            115
     Other                                           -              -            15             -             15
                                                 -----        -------       -------        ------       --------

        Net cash provided by (used in)
             investing activities                    6          2,947          (217)       (2,854)          (118)
                                                 -----        -------       -------        ------       --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
        interest                                (2,000)             -        (1,046)            -         (3,046)
     Distributions to minority interest              -              -             -        (7,957)        (7,957)
     Contributions by minority interest              -              -           351             -            351
     Distributions to equity owners                  -             (6)      (10,805)       10,811              -
                                                 -----        -------       -------        ------       --------

        Net cash provided by (used in)
               financing activities             (2,000)            (6)      (11,500)        2,854        (10,652)
                                                 -----        -------       -------        ------       --------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                         (215)         4,481        (2,336)            -          1,930

Cash and cash equivalents, beginning of period     259          3,088        13,156             -         16,503
                                                 -----        -------       -------        ------       --------

Cash and cash equivalents, end of period          $ 44        $ 7,569      $ 10,820           $ -       $ 18,433
                                                 =====        =======       =======        ======       ========


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed Consolidating Statement of Cash Flows
                        Three Months Ended March 31, 2001
                                   (Unaudited)



                                            Prime Medical   Guarantor     Non-Guarantor Eliminating   Consolidated
($ in thousands)                            Services, Inc. Subsidiaries   Subsidiaries    Entries        Total
                                            -------------  ------------   ------------  -----------   ------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net cash provided by (used in)
       operating activities                     $ (725)      $ (1,154)     $ 12,502           $ -       $ 10,623
                                                 -----        -------       -------        ------       --------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of investments and entities            -         (1,777)            -             -         (1,777)
     Purchases of equipment and leasehold
        improvements                                 -           (671)         (336)            -         (1,007)
     Distributions from subsidiaries             6,763          5,264             -       (12,027)             -
     Investments                                (3,000)             -             -         3,000              -
     Distributions from investments                  -          1,266             -             -          1,266
     Other                                           -              -            45             -             45
                                                 -----        -------       -------        ------       --------

        Net cash provided by (used in)
             investing activities                3,763          4,082          (291)       (9,027)        (1,473)
                                                 -----        -------       -------        ------       --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                 3,000              -            17             -          3,017
     Payments on notes payable exclusive of
        interest                                (6,000)             -        (1,190)            -         (7,190)
     Distributions to minority interest              -              -             -        (9,347)        (9,347)
     Contributions by minority interest              -              -           951             -            951
     Contributions by parent                         -          3,000             -        (3,000)             -
     Distributions to equity owners                  -         (6,763)      (14,611)       21,374              -
                                                 -----        -------       -------        ------       --------

        Net cash provided by (used in)
               financing activities             (3,000)        (3,763)      (14,833)        9,027        (12,569)
                                                 -----        -------       -------        ------       --------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                           38           (835)       (2,622)            -         (3,419)

Cash and cash equivalents, beginning of period     427          7,393         7,710             -         15,530
                                                 -----        -------       -------        ------       --------

Cash and cash equivalents, end of period         $ 465        $ 6,558       $ 5,088           $ -       $ 12,111
                                                 =====        =======       =======        ======       ========



                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Forward-Looking Statements
--------------------------

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, you should consult our reports on Form 10-K and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause our actual results to differ materially from those presented.

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

Lithotripsy Services. Lithotripsy is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. We own 64 lithotripters, 59 of which are mobile and five of which are fixed site. We do not render any medical services. Rather, the physicians do.

We also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Manufacturing. We design, construct and engineer mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices and equipment designed for broadcasting and communications applications, such as magnetic resonance imaging, cardiac catheterization labs, CT scanware, lithotripters, postitron emission tomography, mobile command and control centers and satellite news gathering vehicles.

Refractive Vision Correction, or RVC Services. Our RVC procedures correct common vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism by using specialized laser applications such as LASIK. We currently operate 14 RVC facilities.

Recent Developments
-------------------

In February 2002, we announced our intention to divest our RVC operations to focus more on opportunities in our manufacturing and lithotripsy businesses.

Critical Accounting Policies
----------------------------

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

Impairments of intangible assets is another critical accounting policy that requires judgement and is based on assumptions of future operations. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142. Under SFAS No. 142, goodwill is no longer amortized, but must be tested for impairment at least annually. Impairment testing is done at a reporting unit level. We currently have identified three reporting units under the criteria set forth by SFAS No. 142. Pursuant to the transitional rules of SFAS No. 142, we will compete the first step of our goodwill impairment test during the second quarter of 2002.

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

Three months ended March 31, 2002 compared to the three months ended March 31,
------------------------------------------------------------------------------
2001
----

Our total revenues for the three months ended March 31, 2002 increased $7,568,000 (23%) as compared to the same period in 2001. Revenues from our lithotripter operations decreased by $2,042,000 (11%). Implementation of the outpatient Prospective Payment System, payor mix changes and renegotiation of contracts during the past year resulted in decreases in average revenue per procedure. The actual number of procedures performed in the three months ended March 31, 2002 increased by 8% compared to the same period in 2001. Our manufacturing revenues increased $12,625,000 (226%) due to the acquisition of Calumet Coach Company during May 2001. Our refractive revenues decreased $3,211,000 (42%). Our refractive operations actually decreased 31% on a same store basis between the two periods. The remaining decrease is due to the sale of one of our refractive centers in October of 2001. Our refractive operations continue to be affected by weakness in the economy, which is an industry-wide phenomenon. Our physician partners remain committed to our markets and focused on lowering costs to reflect marketplace realities and maintaining profitability. While we expect demand to return once general economic uncertainty is alleviated, we do not intend to invest further into this segment, and we have announced our intention to sell our refractive business.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) for three months ended March 31, 2002 increased from 51% to 65% of revenues, primarily due to increases in our manufacturing operations, which has lower operating margins than our lithotripsy operations. Our costs of services associated with our lithotripsy operations decreased $178,000 (3%) in absolute terms and increased from 36% to 39% of our lithotripsy revenues primarily due to decrease in revenues noted above. Our cost of services associated with our manufacturing operations increased $11,266,000 (258%) in absolute terms and from 78% to 86% of our manufacturing revenues due to increased sales and costs related to the Calumet acquisition during May 2001. Cost of services associated with our refractive operations decreased $1,542,000 (33%) in absolute terms, and increased from 61% to 71% of our refractive revenues due to decreased procedures from the same period a year ago. Our corporate expenses remained constant at 2% of revenues, increasing $82,000 (11%) in absolute terms, as we continue to successfully grow without proportionately adding corporate expenses.

Depreciation and amortization expense decreased $1,681,000 for the three months ended March 31, 2002 compared to the same period in 2001, primarily due to the adoption of SFAS No. 142 on January 1, 2002, which eliminated amortization expense related to goodwill and due to certain lithotripsy units becoming fully depreciated in the fourth quarter of 2001.

Other expenses, net for the three months ended March 31, 2002 increased $178,000 (7%) compared to the same period in 2001, primarily due to a $296,000 increase in loan fees related to an amendment to our senior credit facility.

Minority interest in consolidated income for the three months ended March 31, 2002 decreased $782,000 compared to the same period in 2001, primarily as a result of a decrease in income from our lithotripsy segment which has significantly higher minority interest percentages than our other segments. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $6,617,000 for the three months ended March 31, 2002 compared to $7,515,000 for the same period in 2001. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of our profitability or liquidity.

Provision for income taxes for the three months ended March 31, 2002 increased $90,000 compared to the same period in 2001 due to an increase in taxable income.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $18,433,000 and $16,503,000 at March 31, 2002 and December 31, 2001, respectively. Cash provided by operations for the quarter ended March 31, 2002 was $12,700,000 compared to cash provided by operations for the quarter ended March 31, 2001 of $10,623,000. Fee and other revenue collected increased by $5,069,000 and was offset by the increase in cash paid to employees, suppliers of goods and others of $9,042,000. These fluctuations are attributable to increased operations primarily in our manufacturing segment as well as the timing of accounts receivable collections and accounts payable and accrued expense payments. A decrease in interest payments of $4,415,000 was due to timing of the actual payment. Taxes paid decreased $1,868,000 from 2001 to 2002 due to the receipt of a 2001 tax refund in 2002.

Cash used in investing activities for the quarter ended March 31, 2002 was $118,000 compared to cash used in investing activities for the quarter ended March 31, 2001 of $1,473,000. The decrease in cash used was attributable to a decrease in the cash paid for purchases of equipment and acquisitions. Cash used in financing activities for the quarter ended March 31, 2002 was $10,652,000 compared to cash used for financing activities for the quarter ended March 31, 2001 of $12,569,000. The decrease in cash used was primarily due to a net decrease in payments on notes payable and distributions paid to minority interests.

Our deferred compensation plan was terminated during the three months ended March 31, 2002. The related deferred compensation liability was satisfied through the issuance of treasury stock, which had been held in the deferred compensation plan.


Senior Credit Facility
----------------------

Our senior credit facility is a revolving line of credit. The revolving line of credit has a borrowing limit of $100 million, $9 million of which was drawn at March 31, 2002 and April 30, 2002, respectively. During 2000, we completed a restructuring of our revolving line of credit to enable us to finance RVC acquisitions. This restructuring split our senior credit facility into two facilities: one for $14,000,000 for RVC acquisitions, the second for $86,000,000 for lithotripsy, manufacturing, refractive and prostatherapy acquisitions, stock repurchases and working capital.

Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, limit the amount of our consolidated debt, limit our ability to make certain loans and investments, and provide that we must maintain certain financial ratios.

8.75% Notes
-----------

In addition, we have $100 million of unsecured senior subordinated notes. The notes bear interest at 8.75% and interest is payable semi-annually on April 1st and October 1st. Principal is due April 2008.

The indenture governing our 8.75% notes contains covenants that, among other things: (1) limit the incurrence of additional indebtedness; (2) limit certain investments; (3) limit restricted payments; (4) limit the disposition of assets;
(5) limit the payment of dividends and other payment restrictions affecting subsidiaries; (6) limit transactions with affiliates; (7) limit the creation of liens; and (8) restrict mergers, consolidations and transfers of assets. In the event of a change of control under the indenture, we will be required to make an offer to repurchase the 8.75% notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 8.75% notes are unsecured general obligations and are subordinated in right of payment to all our existing and future senior indebtedness and are guaranteed by our subsidiaries on a full, unconditional, joint and several basis.

General
-------

We intend to increase our lithotripsy operations primarily through acquisitions, but also by forming new operating subsidiaries in new markets, and growing our manufacturing operations through both acquisitions and expanding our product lines. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in acquisitions where appropriate.

During 1998, we announced a stock repurchase program of up to $25.0 million of our common stock. In February 2000, we announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 we increased this amount to $45.0 million. We did not repurchase any of our common stock during 2001. From time to time, we may purchase additional shares of our common stock where, in our judgment, market valuations of our stock do not accurately reflect our past and projected results of operations. We intend to fund any additional stock purchases using cash flows from operations and borrowings under our senior credit facility. Under our repurchase program, through March 15, 2002, we have purchased 3,820,200 shares of our stock for a total of $32,525,000.

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

Adoption of Accounting Pronouncements
-------------------------------------

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("Statement 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens presentation of discontinued operations to include more disposals. Our adoption or Statement 144 effective January 1, 2002 did not have a material effect on our financial position or results of operations.



                    Quantitative and Qualitative Disclosures
                                About Market Risk

Interest Rate Risk
------------------

As of March 31, 2002, we had long-term debt (including current portion) totaling $117,319,000, of which $100 million has a fixed rate of interest of 8.75%, $487,000 has fixed rates of 5% to 14%, $7,817,000 bears interest at a variable rate equal to a specified prime rate, $9,000,000 million bears interest at a variable rate equal to LIBOR + 1 to 2% and $15,000 does not bear any interest. We are exposed to some market risk due to the floating interest rate debt totaling $16,817,000. We make monthly or quarterly payments of principal and interest on $7,817,000 of the floating rate debt. An increase in interest rates of 1.5% would result in a $250,000 annual increase in interest expense on this existing principal balance.

                                     PART II


                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

(a)      Exhibits

12.      Computation of ratio of earnings to fixed charges.

(b)      Current Reports on Form 8-K

         On February 1, 2002, the Company filed a report on Form 8-K confirming fourth quarter and year-end guidance and the Company's planned exit of the refractive vision business.

         On February 5, 2002, the Company filed a report on Form 8-K updating earnings per share estimates for the year ending December 31, 2002.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRIME MEDICAL SERVICES, INC.



Date:    May 13, 2002             By: /s/ John Q. Barnidge
                                    John Q. Barnidge, Senior Vice President
                                         and Chief Finanical Officer

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)



                                                Three Months Ended March 31,
($ in thousands)                                   2002            2001
                                                 --------        ---------
Income before income taxes and
    after minority interests                     $ 3,416          $ 3,191

Undistributed equity income                         (102)            (159)

Minority interest income of
    subsidiaries with fixed charges                2,857            3,333
                                                 -------          -------

     Adjusted earnings                             6,171            6,365
                                                 -------          -------

Interest on debt                                   2,543            2,880

Loan fees                                            296                -
                                                 -------          -------

     Total fixed charges                           2,839            2,880
                                                 -------          -------

Total available earnings
    before fixed charges                         $ 9,010          $ 9,245
                                                 =======          =======

Ratio                                                3.2              3.2
                                                 =======          =======