Form 10-Q
period 2002-06-30
PRIME MEDICAL SERVICES INC /TX/
filed 2002-08-09
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2002
                                       OR
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                         For the transition period from
                                ______ to ______


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

YES    X    NO  ___
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Number of Shares Outstanding at
        Title of Each Class                         July 31, 2002
        -------------------                         -------------
   Common Stock, $.01 par value                      16,910,117

                                     PART I


                              FINANCIAL INFORMATION

                                   PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                Three Months Ended           Six Months Ended
                                                                    June 30,                       June 30,
($ in thousands, except per share data)                       2002           2001            2002           2001
                                                           -----------    -----------     -----------    -----------

Revenue:
     Lithotripsy:
         Fee revenues                                         $17,502       $ 18,614         $34,561       $ 36,695
         Management fees                                           75          1,002             311          1,777
         Equity income                                            254            533             360          1,120
                                                           -----------    -----------     -----------    -----------
                                                               17,831         20,149          35,232         39,592
     Manufacturing                                             19,106         12,425          37,325         18,019
     Refractive                                                 3,571          6,366           8,058         14,062
     Other                                                        196              -             392              -
                                                           -----------    -----------     -----------    -----------
         Total revenue                                         40,704         38,940          81,007         71,673
                                                           -----------    -----------     -----------    -----------

Cost of services and general and
     administrative expenses:
     Lithotripsy                                                6,977          6,834          13,732         13,775
     Manufacturing                                             15,515         10,917          31,142         15,278
     Refractive                                                 3,050          4,185           6,222          8,899
     Corporate                                                    807            616           1,619          1,339
                                                           -----------    -----------     -----------    -----------
                                                               26,349         22,552          52,715         39,291
Depreciation and amortization                                   1,814          3,510           3,609          6,985
                                                           -----------    -----------     -----------    -----------
                                                               28,163         26,062          56,324         46,276
                                                           -----------    -----------     -----------    -----------

Operating income                                               12,541         12,878          24,683         25,397

Other income (expenses):
     Interest and dividends                                        77            143             128            279
     Interest expense                                          (2,534)        (2,900)         (5,077)        (5,780)
     Loan fees                                                   (217)          (163)           (513)          (163)
     Other, net                                                    89             39              27            111
                                                           -----------    -----------     -----------    -----------
                                                               (2,585)        (2,881)         (5,435)        (5,553)
                                                           -----------    -----------     -----------    -----------
Income before provision for income
     taxes and minority interests                               9,956          9,997          19,248         19,844

Minority interest in consolidated income                        5,035          6,605          10,911         13,263

Provision for income taxes                                      1,890          1,347           3,200          2,566
                                                           -----------    -----------     -----------    -----------

Net income                                                    $ 3,031        $ 2,045         $ 5,137        $ 4,015
                                                           ===========    ===========     ===========    ===========

Basic earnings per share:
     Net income                                                $ 0.19         $ 0.13          $ 0.33         $ 0.26
                                                           ===========    ===========     ===========    ===========

     Weighted average shares outstanding                       15,863         15,704          15,784         15,704
                                                           ===========    ===========     ===========    ===========

Diluted earnings per share:
     Net income                                                $ 0.19         $ 0.13          $ 0.32         $ 0.26
                                                           ===========    ===========     ===========    ===========

     Weighted average shares outstanding                       16,199         15,716          15,972         15,720
                                                           ===========    ===========     ===========    ===========

                                   See accompanying notes to consolidated financial statements.

                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS



                                                                   June 30,          December 31,
                                                                    2002                2001
($ in thousands)                                                 (Unaudited)          (Audited)
                                                                 -----------         -----------
ASSETS

Current assets:
     Cash and cash equivalents                                     $  5,658           $ 16,503
     Investments                                                          -                612
     Accounts receivable, less allowance for doubtful
         accounts of $1,353 in 2002 and $2,172 in 2001               24,598             21,781
     Other receivables                                                2,404              3,167
     Deferred income taxes                                            1,280              1,658
     Prepaid expenses and other current assets                        3,004              4,349
     Inventory                                                       17,020             11,143
                                                                   --------          ---------

         Total current assets                                        53,964             59,213
                                                                   --------          ---------

Property and equipment:
     Equipment, furniture and fixtures                               51,414             52,735
     Building and leasehold improvements                             11,353             11,282
                                                                   --------          ---------

                                                                     62,767             64,017

     Less accumulated depreciation and amortization                 (33,838)           (32,823)
                                                                   --------          ---------

         Property and equipment, net                                 28,929             31,194
                                                                   --------          ---------

Other investments                                                     5,551              4,737
Goodwill, net of accumulated amortization                           167,743            151,687
Other noncurrent assets                                               5,307              5,210
                                                                   --------          ---------

                                                                   $261,494          $ 252,041
                                                                   ========          =========

                       See accompanying notes to consolidated financial statements.

                                   PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS (continued)

                                                                                                June 30,            December 31,
                                                                                                  2002                 2001
($ in thousands, except share data)                                                           (Unaudited)            (Audited)
                                                                                              -------------        ------------

LIABILITIES

Current liabilities:
     Current portion of long-term debt                                                             $ 2,033             $ 3,002
     Accounts payable                                                                                7,091               3,706
     Accrued distributions to minority interests                                                         -               6,739
     Accrued expenses                                                                               10,687              13,128
     Customer deposits                                                                               4,749               1,775
                                                                                              -------------        ------------

         Total current liabilities                                                                  24,560              28,350

Long-term debt, net of current portion                                                             115,798             117,364
Deferred compensation liability                                                                          -               1,168
Deferred income taxes                                                                                3,774               1,065
                                                                                              -------------        ------------

         Total liabilities                                                                         144,132             147,947

Minority interest                                                                                   14,753              18,618

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding                           -                   -
Common stock, $0.01 par value; 40,000,000 shares authorized; 20,730,317 shares issued in 2002 and 19,524,533 in 2001;  16,910,117 shares outstanding in 2002
     and 15,562,734 in 2001                                                                            207                 195
Capital in excess of par value                                                                      99,943              89,128
Accumulated earnings                                                                                34,984              29,846
Treasury stock, at cost; 3,820,200 shares in 2002 and  3,961,799 in 2001                           (32,525)            (33,693)
                                                                                              -------------        ------------

         Total stockholders' equity                                                                102,609              85,476
                                                                                              -------------        ------------

                                                                                                  $261,494           $ 252,041
                                                                                              =============        ============
                       See accompanying notes to consolidated financial statements.

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                              Six Months Ended June 30,
($ in thousands)                                                              2002                2001
                                                                           ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected                                          $ 80,139            $ 65,621
     Cash paid to employees, suppliers of goods and others                     (56,601)            (47,849)
     Purchase of investments                                                      (199)             (1,644)
     Proceeds from sales and maturities of investments                             811               2,587
     Interest received                                                             128                 255
     Interest paid                                                              (5,083)             (5,822)
     Taxes refunded                                                              2,035                 825
                                                                              ---------           ---------

         Net cash provided by operating activities                              21,230              13,973
                                                                              ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of entity                                                        (12,285)             (9,866)
     Purchases of equipment and leasehold improvements                            (806)             (2,649)
     Distributions from investments                                                533               1,743
     Other                                                                          64                  57
                                                                              ---------           ---------

         Net cash used in investing activities                                 (12,494)            (10,715)
                                                                              ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable                                                 5,411              11,090
     Payments on notes payable, exclusive of interest                           (8,696)             (8,160)
     Distributions to minority interest                                        (19,088)            (17,188)
     Contributions by minority interest, net of buyouts                          1,255               2,324
     Exercise of stock options                                                   1,537                   -
                                                                              ---------           ---------

         Net cash used in financing activities                                 (19,581)            (11,934)
                                                                              ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (10,845)             (8,676)

Cash and cash equivalents, beginning of period                                  16,503              15,530
                                                                              ---------           ---------

Cash and cash equivalents, end of period                                       $ 5,658             $ 6,854
                                                                              =========           =========

                       See accompanying notes to consolidated financial statements.

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                             (Unaudited)

                                                                                                     Six Months Ended June 30,
($ in thousands)                                                                                     2002              2001
                                                                                                  ------------      ------------

Reconciliation of net income to net cash provided by operating activities:
     Net income                                                                                       $ 5,137           $ 4,015
     Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest in consolidated income                                                      10,911            13,263
         Depreciation and amortization                                                                  3,609             6,985
         Provision for deferred income taxes                                                            3,087             1,520
         Equity in earnings of affiliates                                                                (347)           (1,078)
         Other                                                                                            359                32

     Changes in operating assets and liabilities, net of effect of purchase transactions:
         Investments                                                                                      612               919
         Accounts receivable                                                                             (805)           (3,867)
         Other receivables                                                                                762               425
         Other assets                                                                                   2,395            (1,668)
         Accounts payable                                                                                (523)           (5,736)
         Accrued expenses                                                                              (3,967)             (837)
                                                                                                     ---------         ---------

     Total adjustments                                                                                 16,093             9,958
                                                                                                     ---------         ---------

Net cash provided by operating activities                                                            $ 21,230          $ 13,973
                                                                                                     =========         =========

                                    See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.   General
     -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of June 30, 2002 and the results of operations and cashflows for the periods presented. These statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities.


2.   Earnings per share
     ------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:
                                                     Basic             Diluted
                                                   earnings           earnings
($ in thousands, except per share data)            per share          per share
                                                   ---------          ---------

Six Months Ended June 30, 2002
------------------------------

Net income                                          $5,137              $5,137
                                                    ======              ======

Weighted average shares outstanding                 15,784              15,784
Effect of dilutive securities                           --                 188
                                                    ------              ------
     Shares for EPS calculation                     15,784              15,972
                                                    ======              ======

Net income per share                                 $0.33               $0.32
                                                     =====              ======

Six Months Ended June 30, 2001
------------------------------

Net income                                          $4,015              $4,015
                                                    ======              ======

Weighted average shares outstanding                 15,704              15,704
Effect of dilutive securities                           --                  16
                                                    ------              ------
     Shares for EPS calculation                     15,704              15,720
                                                    ======              ======

Net income per share                                 $0.26               $0.26
                                                   =======             =======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (continued)
                                   (Unaudited)

2.     Earnings per share (continued)
       ------------------
                                                 Basic               Diluted
                                               earnings             earnings
($ in thousands, except per share data)        per share            per share
                                               ---------            ---------

Three Months Ended June 30, 2002
--------------------------------

Net income                                      $3,031                $3,031
                                                ======                ======

Weighted average shares outstanding             15,863                15,863
Effect of dilutive securities                       --                   336
                                                ------                ------
     Shares for EPS calculation                 15,863                16,199
                                                ======                ======

Net income per share                             $0.19                 $0.19
                                                 =====                ======

Three Months Ended June 30, 2001
--------------------------------

Net income                                      $2,045                $2,045
                                                ======                ======

Weighted average shares outstanding             15,704                15,704
Effect of dilutive securities                       --                    12
                                                ------                ------
     Shares for EPS calculation                 15,704                15,716
                                                ======                ======

Net income per share                             $0.13                 $0.13
                                                 =====                 =====


We did not include in our computation of diluted EPS unexercised stock options and warrants to purchase 474,000 and 2,844,000 shares of our common stock as of June 30, 2002 and 2001, respectively, because the effect would be antidilutive.

3.   Segment Reporting
     -----------------

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

We measure performance based on the pretax income or loss from our operating segments, which does not include unallocated corporate general and administrative expenses and corporate interest revenue and expense.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (continued)
                                   (Unaudited)

3.   Segment Reporting (continued)
     -----------------

($ in thousands)            Lithotripsy       Manufacturing       Refractive
                            -----------       -------------       ----------

Six Months Ended
-----------------
    June 30, 2002
    -------------

Revenue from
external customers            $35,232            $37,325              $8,058

Intersegment revenues          --                   --                  --

Segment profit                  9,474              5,437                 256


Six Months Ended
-----------------
    June 30, 2001
    -------------

Revenue from
external customers            $39,592            $18,019             $14,062

Intersegment revenues           --                    46                --

Segment profit                 10,059              1,955               1,230



The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of operations:



                                                 Six Months ended June 30,
($ in thousands)                                2002                    2001
                                                ----                    ----

Total segment profit                         $15,167                 $13,244

Corporate revenues                               392                      --

Unallocated corporate expenses:

    General and administrative                (1,619)                 (1,339)

    Net interest expense                      (4,762)                 (5,032)

    Loan fees                                   (513)                   (163)

    Other, net                                  (328)                   (129)
                                              ------                   ------

Total unallocated corporate expenses          (7,222)                 (6,663)
                                              ------                  ------

Income before income taxes                    $8,337                  $6,581
                                              ======                  ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (continued)
                                   (Unaudited)

3.   Segment Reporting (continued)
     -----------------

($ in thousands)               Lithotripsy       Manufacturing     Refractive
                               -----------       -------------     ----------

Three Months Ended
-----------------
    June 30, 2002
    -------------

Revenue from
external customers               $17,831            $19,106            $3,571

Intersegment revenues               --                 --                 --

Segment profit                     4,915              3,441             (116)


Three Months Ended
------------------
    June 30, 2001
    -------------

Revenue from
external customers               $20,149            $12,425            $6,366

Intersegment revenues               --                    4               --

Segment profit                     5,385              1,083               324



The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of operations:

                                                  Three Months ended June 30,
($ in thousands)                                  2002                    2001
                                                  ----                    ----

Total segment profit                            $8,240                  $6,792

Corporate revenues                                 196                      --

Unallocated corporate expenses:

    General and administrative                    (807)                   (616)

    Net interest expense                        (2,370)                 (2,504)

    Loan fees                                     (217)                   (163)

    Other, net                                    (121)                   (117)
                                                ------                  ------

Total unallocated corporate expenses            (3,515)                 (3,400)
                                                ------                  ------

Income before income taxes                      $4,921                  $3,392
                                                ======                  ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (continued)
                                   (Unaudited)

4.  Goodwill and Other Intangible Assets
    ------------------------------------

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Under the new standard, we no longer amortize goodwill and indefinite life intangible assets, but those assets are subject to annual impairment tests. Other intangible assets with finite lives consisted entirely of non-compete agreements at June 30, 2002 and December 31, 2001, and we have included them as other noncurrent assets in the accompanying consolidated balance sheets. The non-compete agreements will continue to be amortized over their useful lives.

In accordance with SFAS 142, we have not restated prior period amounts. A reconciliation of the previously reported net income and earnings per share for the six and three months ended June 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

Six Months Ended
----------------
June 30, 2001
-------------
($ in thousands, except per share data)  Net Income     Basic EPS    Diluted EPS
                                         ----------     ---------    -----------

Reported net income                       $4,015          $ 0.26        $ 0.26
Add: amortization adjustment               1,945            0.12          0.12
                                          ------          ------        ------
Adjusted net income                       $5,960          $ 0.38        $ 0.38
                                          ======          ======        ======

Three Months Ended
------------------
June 30, 2001
-------------
($ in thousands, except per share data)

Reported net income                       $2,045          $ 0.13        $ 0.13
Add: amortization adjustment                 974            0.06          0.06
                                          -------         ------        ------
Adjusted net income                       $3,019          $ 0.19        $ 0.19
                                          ======          ======        ======

The net carrying value of goodwill and other intangible assets as of June 30, 2002 is comprised of the following:
                            Total      Lithotripsy   Manufacturing    Refractive
                          ---------    -----------   -------------    ----------

Goodwill                  $ 167,743      $ 129,876       $ 27,237       $ 10,630
Non-compete agreements        4,222            306            500          3,416
                          ---------      ---------       --------     ----------
                          $ 171,965      $ 130,182       $ 27,737       $ 14,046
                          =========      =========       ========       ========

Non-compete agreements as of June 30, 2002, subject to amortization expense, are comprised of the following:
                               Gross Carrying       Accumulated
                                  Amount            Amortization        Net
                               --------------       ------------      ------

Non-compete agreements            $ 5,626             $ 1,404         $4,222
                                  =======             =======         ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (continued)
                                   (Unaudited)

4.  Goodwill and Other Intangible Assets (continued)
    ------------------------------------

Amortization expense for non-compete agreements with finite lives was $268,000 and $135,000 for the six and three months ended June 30, 2002, respectively. We estimate annual amortization expense for each of the five succeeding fiscal years as follows:

                               2002      $ 577,000
                               2003        613,000
                               2004        565,100
                               2005        465,900
                               2006        322,200

5.   Aquisitions
     -----------

Effective May 31, 2002, we acquired the assets and certain liabilities of Frontline Communications Corporation ("Frontline"). Frontline is a leading manufacturer and integrator of custom vehicles exclusively for the broadcast and communications industry with 2001 sales in excess of $20 million. This acquisition expands our market share in the broadcast and communications industry and provides opportunities for combination synergy with our existing manufacturing operations. The aggregate purchase price was approximately $12.8 million, comprised of approximately $10.1 million in cash and approximately 300,000 shares of our common stock valued at $2.7 million. We determined the value of our common stock using an average closing price of our common stock over the ten trading days ending 5 days prior to May 31, 2002. We recognized approximately $12 million of goodwill related to this transaction.

Also effective May 31, 2002, we acquired the remaining 20% ownership interest in our manufacturing subsidiary, AK Specialty Vehicles. The aggregate purchase price was approximately $8.2 million comprised of $1.8 million in cash and approximately 730,000 shares of our common stock valued at $6.4 million. We determined the value of our common stock using an average closing price for the twenty trading days ending five days prior to the date of the Purchase Agreement. Upon first anniversary of closing, each of the two sellers has a one-time right to require us to purchase its shares of our common stock at a 20% discount to the original value of the common stock. We recognized $4.5 million of goodwill related to this transaction.

6.   Condensed Financial Information Regarding Guarantor Subsidiaries
     ----------------------------------------------------------------

We have presented below our condensed consolidating financial information regarding Guarantor Subsidiaries and Non-guarantor Subsidiaries for June 30, 2002 and 2001 for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning each Guarantor Subsidiary because we have determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of ours who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           Condensed Consolidating Statement of Operations
                                                   Six Months Ended June 30, 2002
                                                             (Unaudited)



                                             Prime Medical     Guarantor      Non-Guarantor     Eliminating     Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                           --------------   ---------------  ---------------  ---------------  ---------------

Revenue:
     Lithotripsy:
         Fee revenues                              $   -           $ 6,237         $ 28,324          $     -         $ 34,561
         Management fees                               -               488             (177)               -              311
         Equity income                             7,811             4,294              337          (12,082)             360
                                           --------------   ---------------  ---------------  ---------------  ---------------
                                                   7,811            11,019           28,484          (12,082)          35,232
     Manufacturing                                 5,378            14,741           25,005           (7,799)          37,325
     Refractive                                      399               537            8,058             (936)           8,058
     Other                                             -               392                -                -              392
                                           --------------   ---------------  ---------------  ---------------  ---------------
         Total revenue                            13,588            26,689           61,547          (20,817)          81,007
                                           --------------   ---------------  ---------------  ---------------  ---------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                   -             1,237           12,495                -           13,732
         Manufacturing                                 -             9,352           21,790                -           31,142
         Refractive                                    -                 -            6,222                -            6,222
         Corporate                                    39             1,580                -                -            1,619
                                           --------------   ---------------  ---------------  ---------------  ---------------
                                                      39            12,169           40,507                -           52,715
Depreciation and amortization                          -               882            2,727                -            3,609
                                           --------------   ---------------  ---------------  ---------------  ---------------
                                                      39            13,051           43,234                -           56,324
                                           --------------   ---------------  ---------------  ---------------  ---------------

Operating income                                  13,549            13,638           18,313          (20,817)          24,683
                                           --------------   ---------------  ---------------  ---------------  ---------------

Other income (expenses):
     Interest and dividends                           30                51               47                -              128
     Interest expense                             (4,706)             (147)            (224)               -           (5,077)
     Loan fees                                      (459)              (54)               -                -             (513)
     Other, net                                     (118)              185              (40)               -               27
                                           --------------   ---------------  ---------------  ---------------  ---------------
         Total other income (expenses)            (5,253)               35             (217)               -           (5,435)
                                           --------------   ---------------  ---------------  ---------------  ---------------

Income before provision for income
     taxes and minority interest                   8,296            13,673           18,096          (20,817)          19,248

Minority interest in consolidated income               -                 -                -           10,911           10,911

Provision for income taxes                         3,159                85              (44)               -            3,200
                                           --------------   ---------------  ---------------  ---------------  ---------------

Net income                                       $ 5,137          $ 13,588         $ 18,140        $ (31,728)         $ 5,137
                                           ==============   ===============  ===============  ===============  ===============


                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           Condensed Consolidating Statement of Operations
                                                   Six Months Ended June 30, 2001
                                                             (Unaudited)



                                             Prime Medical     Guarantor      Non-Guarantor     Eliminating      Consolidated
($ in thousands)                            Services, Inc.   Subsidiaries     Subsidiaries        Entries            Total
                                           ---------------  ---------------  ---------------   --------------   ---------------

Revenue:
     Lithotripsy:
         Fee revenues                                 $ -          $ 6,414         $ 30,281              $ -          $ 36,695
         Management fees                                -              980              797                -             1,777
         Equity income                              8,719            6,897              341          (14,837)            1,120
                                           ---------------  ---------------  ---------------   --------------   ---------------
                                                    8,719           14,291           31,419          (14,837)           39,592
     Manufacturing                                  1,923            2,010           18,019           (3,933)           18,019
     Refractive                                     1,264            2,284           14,062           (3,548)           14,062
                                           ---------------  ---------------  ---------------   --------------   ---------------
         Total revenue                             11,906           18,585           63,500          (22,318)           71,673
                                           ---------------  ---------------  ---------------   --------------   ---------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                    -            1,560           12,215                -            13,775
         Manufacturing                                  -                -           15,278                -            15,278
         Refractive                                     -                -            8,899                -             8,899
         Corporate                                     19            1,320                -                -             1,339
                                           ---------------  ---------------  ---------------   --------------   ---------------
                                                       19            2,880           36,392                -            39,291
Depreciation and amortization                           -            3,889            3,096                -             6,985
                                           ---------------  ---------------  ---------------   --------------   ---------------
                                                       19            6,769           39,488                -            46,276
                                           ---------------  ---------------  ---------------   --------------   ---------------

Operating income                                   11,887           11,816           24,012          (22,318)           25,397
                                           ---------------  ---------------  ---------------   --------------   ---------------

Other income (expenses):
     Interest income                                   30              116              133                -               279
     Interest expense                              (5,176)             (16)            (588)               -            (5,780)
     Loan fees                                       (163)               -                -                -              (163)
     Other, net                                        62              (19)              68                -               111
                                           ---------------  ---------------  ---------------   --------------   ---------------
         Total other income (expenses)             (5,247)              81             (387)               -            (5,553)
                                           ---------------  ---------------  ---------------   --------------   ---------------

Income before provision for income
     taxes and minority interest                    6,640           11,897           23,625          (22,318)           19,844

Minority interest in consolidated income                -                -                -           13,263            13,263

Provision for income taxes                          2,625               (9)             (50)               -             2,566
                                           ---------------  ---------------  ---------------   --------------   ---------------

Net income                                        $ 4,015         $ 11,906         $ 23,675        $ (35,581)          $ 4,015
                                           ===============  ===============  ===============   ==============   ===============


                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        Condensed Consolidating Statement of Operations
                                                  Three Months Ended June 30, 2002
                                                             (Unaudited)



                                                Prime Medical     Guarantor      Non-Guarantor     Eliminating     Consolidated
($ in thousands)                               Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Revenue:
     Lithotripsy:
         Fee revenues                                    $ -          $ 3,243         $ 14,259              $ -         $ 17,502
         Management fees                                   -              207             (132)               -               75
         Equity income                                 4,158            2,185              169           (6,258)             254
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                                       4,158            5,635           14,296           (6,258)          17,831
     Manufacturing                                     3,421           12,781            6,786           (3,882)          19,106
     Refractive                                          (59)              10            3,571               49            3,571
     Other                                                 -              196                -                -              196
                                              ---------------  ---------------  ---------------  ---------------  ---------------
         Total revenue                                 7,520           18,622           24,653          (10,091)          40,704
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                       -              603            6,374                -            6,977
         Manufacturing                                     -            9,352            6,163                -           15,515
         Refractive                                        -                -            3,050                -            3,050
         Corporate                                        20              787                -                -              807
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                                          20           10,742           15,587                -           26,349
Depreciation and amortization                              -              463            1,351                -            1,814
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                                          20           11,205           16,938                -           28,163
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Operating income                                       7,500            7,417            7,715          (10,091)          12,541
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Other income (expenses):
     Interest and dividends                               29               27               21                -               77
     Interest expense                                 (2,356)             (78)            (100)               -           (2,534)
     Loan fees                                          (217)               -                -                -             (217)
     Other, net                                           (1)             156              (66)               -               89
                                              ---------------  ---------------  ---------------  ---------------  ---------------
         Total other income (expenses)                (2,545)             105             (145)               -           (2,585)
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Income before provision for income
     taxes and minority interest                       4,955            7,522            7,570          (10,091)           9,956

Minority interest in consolidated income                   -                -                -            5,035            5,035

Provision for income taxes                             1,924                2              (36)               -            1,890
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Net income                                           $ 3,031          $ 7,520          $ 7,606        $ (15,126)         $ 3,031
                                              ===============  ===============  ===============  ===============  ===============

                                         PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        Condensed Consolidating Statement of Operations
                                                Three Months Ended June 30, 2001
                                                           (Unaudited)



                                                Prime Medical     Guarantor      Non-Guarantor     Eliminating     Consolidated
($ in thousands)                               Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Revenue:
     Lithotripsy:
         Fee revenues                                    $ -          $ 3,139         $ 15,475              $ -         $ 18,614
         Management fees                                   -              562              440                -            1,002
         Equity income                                 4,710            3,648              160           (7,985)             533
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                                       4,710            7,349           16,075           (7,985)          20,149
     Manufacturing                                     1,051            1,099           12,425           (2,150)          12,425
     Refractive                                          468              975            6,366           (1,443)           6,366
                                              ---------------  ---------------  ---------------  ---------------  ---------------
         Total revenue                                 6,229            9,423           34,866          (11,578)          38,940
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                       -              700            6,134                -            6,834
         Manufacturing                                     -                -           10,917                -           10,917
         Refractive                                        -                -            4,185                -            4,185
         Corporate                                         2              614                -                -              616
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                                           2            1,314           21,236                -           22,552
Depreciation and amortization                              -            1,950            1,560                -            3,510
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                                           2            3,264           22,796                -           26,062
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Operating income                                       6,227            6,159           12,070          (11,578)          12,878
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Other income (expenses):
     Interest and dividends                               23               55               65                -              143
     Interest expense                                 (2,580)              (8)            (312)               -           (2,900)
     Loan fees                                          (163)               -                -                -             (163)
     Other, net                                          (19)              14               44                -               39
                                              ---------------  ---------------  ---------------  ---------------  ---------------
         Total other income (expenses)                (2,739)              61             (203)               -           (2,881)
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Income before provision for income
     taxes and minority interest                       3,488            6,220           11,867          (11,578)           9,997

Minority interest in consolidated income                   -                -                -            6,605            6,605

Provision for income taxes                             1,443               (9)             (87)               -            1,347
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Net income                                           $ 2,045          $ 6,229         $ 11,954        $ (18,183)         $ 2,045
                                              ===============  ===============  ===============  ===============  ===============


                                         PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             Condensed Consolidating Balance Sheet
                                                        June 30, 2002
                                                          (Unaudited)



                                                 Prime Medical     Guarantor      Non-Guarantor    Eliminating     Consolidated
($ in thousands)                                 Services, Inc.  Subsidiaries     Subsidiaries       Entries          Total
                                                --------------  ---------------  --------------   --------------  --------------

ASSETS

Current assets:
     Cash and cash equivalents                           $ 60          $ 2,486         $ 3,112              $ -         $ 5,658
     Accounts receivable, net                               -           13,326          11,272                -          24,598
     Other receivables                                  1,145             (120)          1,379                -           2,404
     Deferred income taxes                              1,280                -               -                -           1,280
     Prepaid expenses and other current assets          1,757              170           1,077                -           3,004
     Inventory                                              -           17,020               -                -          17,020
                                                --------------  ---------------  --------------   --------------  --------------
         Total current assets                           4,242           32,882          16,840                -          53,964
                                                --------------  ---------------  --------------   --------------  --------------

Property and equipment:
     Equipment, furniture and fixtures                      -           11,221          40,193                -          51,414
     Building and leasehold improvements                    -           10,044           1,309                -          11,353
                                                --------------  ---------------  --------------   --------------  --------------
                                                            -           21,265          41,502                -          62,767
     Less accumulated depreciation
         and amortization                                   -           (7,746)        (26,092)               -         (33,838)
                                                --------------  ---------------  --------------   --------------  --------------
         Property and equipment, net                        -           13,519          15,410                -          28,929
                                                --------------  ---------------  --------------   --------------  --------------

Investment in subsidiaries
     and other investments                            213,885           18,796               -         (227,130)          5,551
Goodwill, net of accumulated amortization                   -          167,743               -                -         167,743
Other noncurrent assets                                   881            3,571             855                -           5,307
                                                --------------  ---------------  --------------   --------------  --------------
                                                    $ 219,008        $ 236,511        $ 33,105       $ (227,130)      $ 261,494
                                                ==============  ===============  ==============   ==============  ==============

LIABILITIES

Current liabilities:
     Current portion of long-term debt                    $ -              $ -         $ 2,033              $ -         $ 2,033
     Accounts payable                                       -            5,997           1,094                -           7,091
     Accrued expenses                                   3,125            6,838             724                -          10,687
     Customer deposits                                      -            4,749               -                -           4,749
                                                --------------  ---------------  --------------   --------------  --------------
         Total current liabilities                      3,125           17,584           3,851                -          24,560

Long-term debt, net of current portion                109,500            5,042           1,256                -         115,798
Deferred income taxes                                   3,774                -               -                -           3,774
                                                --------------  ---------------  --------------   --------------  --------------
         Total liabilities                            116,399           22,626           5,107                -         144,132
                                                --------------  ---------------  --------------   --------------  --------------

Minority interest                                           -                -               -           14,753          14,753

STOCKHOLDERS' EQUITY

Common stock                                              207                -               -                -             207
Capital in excess of par value                         99,943                -               -                -          99,943
Accumulated earnings                                   34,984                -               -                -          34,984
Treasury stock                                        (32,525)               -               -                -         (32,525)
Subsidiary net equity                                       -          213,885          27,998         (241,883)              -
                                                --------------  ---------------  --------------   --------------  --------------
         Total stockholders' equity                   102,609          213,885          27,998         (241,883)        102,609
                                                --------------  ---------------  --------------   --------------  --------------
                                                    $ 219,008        $ 236,511        $ 33,105       $ (227,130)      $ 261,494
                                                ==============  ===============  ==============   ==============  ==============

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           Condensed Consolidating Statement of Cash Flows
                                                   Six Months Ended June 30, 2002
                                                             (Unaudited)


                                                    Prime Medical    Guarantor      Non-Guarantor     Eliminating     Consolidated
($ in thousands)                                   Services, Inc.   Subsidiaries    Subsidiaries        Entries           Total
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                     $ (3,704)         $ 5,463         $ 19,471              $ -         $ 21,230
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of operating entities                          -          (12,285)               -                -          (12,285)
     Purchases of equipment and leasehold
         improvements                                         -             (165)            (641)               -             (806)
     Distributions from subsidiaries                      8,468            9,320                -          (17,788)               -
     Investments in subsidiaries                         (5,000)               -                -            5,000                -
     Distributions from investments                           -              533                -                -              533
     Other                                                    -                -               64                -               64
                                                  --------------   --------------  ---------------  ---------------  ---------------

         Net cash provided by (used in)
              investing activities                        3,468           (2,597)            (577)         (12,788)         (12,494)
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                          5,000                -              411                -            5,411
     Payments on notes payable exclusive of
         interest                                        (6,500)               -           (2,196)               -           (8,696)
     Exercise of stock options                            1,537                -                -                -            1,537
     Contributions by minority interest,
         net of buyouts                                       -                -            1,255                -            1,255
     Distributions to minority interest                       -                -                -          (19,088)         (19,088)
     Contributions by parent                                  -            5,000                -           (5,000)               -
     Distributions to equity owners                           -           (8,468)         (28,408)          36,876                -
                                                  --------------   --------------  ---------------  ---------------  ---------------

         Net cash provided by (used in)
                financing activities                         37           (3,468)         (28,938)          12,788          (19,581)
                                                  --------------   --------------  ---------------  ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                      (199)            (602)         (10,044)               -          (10,845)

Cash and cash equivalents, beginning of period              259            3,088           13,156                -           16,503
                                                  --------------   --------------  ---------------  ---------------  ---------------

Cash and cash equivalents, end of period                   $ 60          $ 2,486          $ 3,112              $ -          $ 5,658
                                                  ==============   ==============  ===============  ===============  ===============


                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           Condensed Consolidating Statement of Cash Flows
                                                   Six Months Ended June 30, 2001
                                                             (Unaudited)



                                                    Prime Medical    Guarantor      Non-Guarantor     Eliminating     Consolidated
($ in thousands)                                   Services, Inc.   Subsidiaries    Subsidiaries        Entries           Total
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                     $ (7,098)        $ (2,344)        $ 23,415              $ -         $ 13,973
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of operating entities                          -           (3,101)          (6,765)               -           (9,866)
     Purchases of equipment and leasehold
         improvements                                         -             (843)          (1,806)               -           (2,649)
     Proceeds from sales of equipment                         -                -               57                -               57
     Distributions from subsidiaries                     13,273           10,348                -          (23,621)               -
     Investments in subsidiaries                        (11,000)          (8,000)               -           19,000                -
     Distributions from investments                           -            1,743                -                -            1,743
                                                  --------------   --------------  ---------------  ---------------  ---------------

         Net cash provided by (used in)
              investing activities                        2,273              147           (8,514)          (4,621)         (10,715)
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                         11,000                -               90                -           11,090
     Payments on notes payable exclusive of
         interest                                        (6,000)               -           (2,160)               -           (8,160)
     Contributions by minority interest,
         net of buyouts                                       -                -            2,324                -            2,324
     Distributions to minority interest                       -                -                -          (17,188)         (17,188)
     Contributions by parent                                  -           11,000            8,000          (19,000)               -
     Distributions to equity owners                           -          (13,273)         (27,536)          40,809                -
                                                  --------------   --------------  ---------------  ---------------  ---------------

         Net cash provided by (used in)
                financing activities                      5,000           (2,273)         (19,282)           4,621          (11,934)
                                                  --------------   --------------  ---------------  ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                       175           (4,470)          (4,381)               -           (8,676)

Cash and cash equivalents, beginning of period              427            7,393            7,710                -           15,530
                                                  --------------   --------------  ---------------  ---------------  ---------------

Cash and cash equivalents, end of period                  $ 602          $ 2,923          $ 3,329              $ -          $ 6,854
                                                  ==============   ==============  ===============  ===============  ===============

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

Lithotripsy Services. Lithotripsy is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. We own 65 lithotripters, 60 of which are mobile and five of which are fixed site. We do not render any medical services. Rather, the physicians do.

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

Recent Developments
-------------------

Effective May 31, 2002, we acquired the assets and certain liabilities of Frontline. Frontline is a leading manufacturer and integrator of custom vehicles exclusively for the broadcast and communications industry with 2001 sales in excess of $20 million. This acquisition expands our market share in the broadcast and communications industry and provides opportunities for combination synergy with our existing operations. The aggregate purchase price was approximately $12.8 million, comprised of approximately $10.1 million in cash and shares of our common stock valued at $2.7 million.

Also effective May 31, 2002, we acquired the remaining 20% ownership interest in our manufacturing subsidiary, AK Specialty Vehicles. The aggregate purchase price of approximately $8.2 million comprised of $1.8 million in cash and shares of our common stock valued at $6.4 million.

In February 2002, we announced our intention to divest our RVC operations to focus more on opportunities in our manufacturing and lithotripsy businesses.

Critical Accounting Policies.
----------------------------

Management has identified the following critical accounting policies:

Consolidation of our investment in certain limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. We have reviewed each of the underlying agreements and determined we have effective control. If effective control did not exist, we would reflect these investments using the equity method of accounting. Although equity method presentation would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders' equity.

Impairments of intangible assets is another critical accounting policy that requires judgment and is based on assumptions of future operations. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142. Under SFAS No. 142, goodwill is no longer amortized, but must be tested for impairment at least annually. We provide impairment testing at a reporting unit level. We currently have identified three reporting units under the criteria set forth by SFAS No. 142. Pursuant to the transitional rules of SFAS No. 142, we have completed the first step of our goodwill impairment test during the second quarter of 2002. As a result of our first step testing, a potential impairment related to our RVC reporting unit was indicated. We will complete the second step of the evaluation required by SFAS No. 142 in the third quarter of 2002. The statement requires any such charge be recognized as a cumulative effect of a change in accounting principle.

A third critical accounting policy which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors. Actual results could vary from these estimates.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001
-----------------------------------------------------------------------------

Our total revenues for the six months ended June 30, 2002 increased $9,334,000 (13%) as compared to the same period in 2001. Revenues from our lithotripter operations decreased by $4,360,000 (11%). Conversion of contracts from a retail style contract to a wholesale style contract, payor mix changes and renegotiation of contracts during the past year resulted in decreases in average revenue per procedure. The actual number of procedures performed in the period decreased by 8% compared to the same period in 2001. Our manufacturing revenues increased $19,306,000 (107%) due to the acquisitions of Calumet Coach Company during May 2001 and Frontline in May 2002. Our refractive revenues decreased $6,004,000 (43%). Our refractive operations actually decreased 37% on a same store basis between the two periods. The remaining decrease is due to the sale of one of our refractive centers in October of 2001. Our refractive operations continue to be affected by weakness in the economy, which is an industry-wide phenomenon. Our physician partners remain committed to our markets and focused on lowering costs to reflect marketplace realities and maintaining profitability. While we expect demand to return once general economic uncertainty is alleviated, we do not intend to invest further into this segment, and we have announced our intention to sell our refractive business.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) for six months ended June 30, 2002 increased from 55% to 65% of revenues, primarily due to increases in our manufacturing operations, which has lower operating margins than our lithotripsy operations. Our costs of services associated with our lithotripsy operations decreased $43,000 (1%) in absolute terms and increased from 34% to 39% of our lithotripsy revenues primarily due to decrease in revenues noted above. Our cost of services associated with our manufacturing operations increased $15,864,000 (104%) in absolute terms due to increased sales and costs related to our acquisitions but decreased from 85% to 83% of our manufacturing revenues as we were able to improve our margins do to successfully integration cost savings at Calumet. Cost of services associated with our refractive operations decreased $2,677,000 (30%) in absolute terms, but increased from 63% to 77% of our refractive revenues due to decreased procedures from the same period a year ago. Our corporate expenses remained constant at 2% of revenues, increasing $280,000 (21%) in absolute terms, as we continue to grow without adding a disproportionately higher amount of corporate expenses.

Depreciation and amortization expense decreased $3,376,000 for the six months ended June 30, 2002 compared to the same period in 2001, primarily due to the adoption of SFAS No. 142 on January 1, 2002, which eliminated amortization expense related to goodwill and due to certain lithotripsy units becoming fully depreciated in the fourth quarter of 2001.

Other expenses, net for the six months ended June 30, 2002 decreased $118,000 (2%) compared to the same period in 2001, primarily due to a $366,000 decrease in interest expense related to our senior credit facility.

Minority interest in consolidated income for the six months ended June 30, 2002 decreased $2,352,000 compared to the same period in 2001, primarily as a result of a decrease in income from our lithotripsy segment which has significantly higher minority interest percentages than our other segments and due to our acquiring the remaining minority interest in our manufacturing segment. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $12,616,000 for the six months ended June 30, 2002 compared to $15,215,000 for the same period in 2001. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of our profitability or liquidity.

Provision for income taxes for the six months ended June 30, 2002 increased $634,000 compared to the same period in 2001 due to an increase in taxable income.

Three months ended June 30, 2002 compared to the three months ended
-------------------------------------------------------------------
June 30, 2001
-------------

Our total revenues for the three months ended June 30, 2002 increased $1,764,000 (5%) as compared to the same period in 2001. Revenues from our lithotripter operations decreased by $2,318,000 (12%). Conversion of contracts from a retail style contract to a wholesale style contract, payor mix changes and renegotiation of contracts during the past year resulted in decreases in average revenue per procedure. The actual number of procedures performed in the three months ended June 30, 2002 decreased by 6% compared to the same period in 2001. Our manufacturing revenues increased $6,681,000 (54%) due to the acquisition of Calumet Coach Company during May 2001 and Frontline in May 2002. Our refractive revenues decreased $2,795,000 (44%). Our refractive operations actually decreased 39% on a same store basis between the two periods. The remaining decrease is due to the sale of one of our refractive centers in October of 2001. Our refractive operations continue to be affected by weakness in the economy, which is an industry-wide phenomenon. Our physician partners remain committed to our markets and focused on lowering costs to reflect marketplace realities and maintaining profitability. While we expect demand to return once general economic uncertainty is alleviated, we do not intend to invest further into this segment, and we have announced our intention to sell our refractive business.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) for three months ended June 30, 2002 increased from 58% to 65% of revenues, primarily due to increases in our manufacturing operations, which has lower operating margins than our lithotripsy operations. Our costs of services associated with our lithotripsy operations increased $143,000 (2%) in absolute terms and increased from 34% to 39% of our lithotripsy revenues primarily due to decrease in revenues noted above. Our cost of services associated with our manufacturing operations increased $4,598,000 (42%) in absolute terms due to increased sales and costs related to our acquisitions but decreased from 88% to 81% of our manufacturing revenues as we were able to significantly improve our margins do to successfully integration cost savings at Calumet. Cost of services associated with our refractive operations decreased $1,135,000 (27%) in absolute terms, and increased from 66% to 85% of our refractive revenues due to decreased procedures from the same period a year ago. Our corporate expenses remained constant at 2% of revenues, increasing $191,000 (31%) in absolute terms, as we continue to grow without adding a disproportionately higher amount of corporate expenses.

Depreciation and amortization expense decreased $1,696,000 for the three months ended June 30, 2002 compared to the same period in 2001, primarily due to the adoption of SFAS No. 142 on January 1, 2002, which eliminated amortization expense related to goodwill and due to certain lithotripsy units becoming fully depreciated in the fourth quarter of 2001.

Other expenses, net for the three months ended June 30, 2002 decreased $296,000 (10%) compared to the same period in 2001, primarily due to a $366,000 decrease interest expense to our senior credit facility.

Minority interest in consolidated income for the three months ended June 30, 2002 decreased $1,570,000 compared to the same period in 2001, primarily as a result of a decrease in income from our lithotripsy segment which has significantly higher minority interest percentages than our other segments and due to our acquiring the remaining minority interest in our manufacturing segment. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $5,999,000 for the three months ended June 30, 2002 compared to $7,700,000 for the same period in 2001.

Provision for income taxes for the three months ended June 30, 2002 increased $543,000 compared to the same period in 2001 due to an increase in taxable income.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $5,658,000 and $16,503,000 at June 30, 2002 and December 31, 2001, respectively. Cash provided by operations for the six months ended June 30, 2002 was $21,230,000 compared to cash provided by operations for the six months ended June 30, 2001 of $13,973,000. Fee and other revenue collected increased by $14,518,000 and was partially offset by the increase in cash paid to employees, suppliers of goods and others of $8,752,000. We attribute these fluctuations to increased operations primarily in our manufacturing segment as well as the timing of accounts receivable collections and accounts payable and accrued expense payments. A decrease in interest payments of $739,000 was due to less monies drawn on our senior credit facility. Taxes refunded increased $1,210,000 from 2001 to 2002 due to the receipt of a 2001 tax refund in 2002.

Cash used in investing activities for the six months ended June 30, 2002 was $12,494,000 compared to cash used in investing activities for the six months ended June 30, 2001 of $10,715,000. The increase in cash used was attributable to an increase in the cash paid for acquisitions partially offset by decrease in cash paid for equipment purchases. Cash used in financing activities for the six months ended June 30, 2002 was $19,581,000 compared to cash used for financing activities for the six months ended June 30, 2001 of $11,934,000. The increase in cash used was primarily due to a net increase in payments on notes payable and distributions paid to minority interests.

We terminated our deferred compensation plan during the first quarter of 2002. We satisfied the related deferred compensation liability through the issuance of treasury stock, which we had previously held in the deferred compensation plan.

Senior Credit Facility
----------------------

We revised our senior credit facility, which is a revolving line of credit, in July 2002. The new revolving line of credit has a borrowing limit of $50 million, $9.5 million of which was drawn at June 30, 2002 and July 31, 2002, respectively. Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, limit the amount of our consolidated debt, limit our ability to make certain loans and investments, and provide that we must maintain certain financial ratios.

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

General
-------

We seek opportunities to increase our lithotripsy operations primarily through forming new operating subsidiaries in new markets as well as by acquisitions. We seek opportunities to grow our manufacturing operations through both acquisitions, expanding our product lines and by selling to a broader customer base. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in acquisitions where appropriate.

During 1998, we announced a stock repurchase program of up to $25.0 million of our common stock. In February 2000, we announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 we increased this amount to $45.0 million. We did not repurchase any of our common stock during 2002 or 2001. From time to time, we may purchase additional shares of our common stock where, in our judgment, market valuations of our stock do not accurately reflect our past and projected results of operations. We intend to fund any additional stock purchases using cash flows from operations and borrowings under our senior credit facility. Under our repurchase program, through July 31, 2002, we have purchased 3,820,200 shares of our stock at total cost of $32,525,000.

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

                    Quantitative and Qualitative Disclosures
                                About Market Risk

Interest Rate Risk
------------------

As of June 30, 2002, we had long-term debt (including current portion) totaling $117,831,000, of which $100,000,000 has a fixed rate of interest of 8.75%, $356,000 has fixed rates of 5% to 14%, $7,960,000 bears interest at a variable rate equal to a specified prime rate, $9,500,000 bears interest at a variable rate equal to LIBOR + 2 to 3.5% and $15,000 does not bear any interest. We are exposed to some market risk due to the floating interest rate debt totaling $17,460,000. We make monthly or quarterly payments of principal and interest on $7,960,000 of the floating rate debt. An increase in interest rates of 1.5% would result in a $262,000 annual increase in interest expense on this existing principal balance.

                                     PART II


                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------
On June 18, 2002, we held an annual meeting of our stockholders to consider and vote on the two proposals we describe below. Management solicited proxies for this meeting.

1)     Election of seven directors to the board of directors;
       The nominees for director were:
       David D. Dulaney, M.D., Brad A. Hummel, Joseph Jenkins, M.D., J.D., Michael R. Nicolais, William A. Searles, Kenneth S. Shifrin, and Michael J. Spalding, M.D.

All nominees were elected.  The voting was as follows:

 Nominee                     Votes For     Votes Against   Votes Withheld

 David D. Dulaney, M.D.      12,640,210    1,888,390              --
 Brad A. Hummel              13,875,378      653,222              --
 Joseph Jenkins, M.D., J.D.  13,875,378      653,222              --
 Michael R. Nicolais         13,875,378      653,222              --
 William A. Searles          13,875,378      653,222              --
 Kenneth S. Shifrin          12,973,676    1,554,924              --
 Michael J. Spalding, M.D.   13,874,681      653,919              --

2) We amended our 1993 Stock Option Plan to increase the aggregate number of shares that we may issue thereunder by 500,000 to 4,550,000. The votes for were 13,456,432, the votes against were 1,035,860 and the votes withheld were 36,308.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

(a)      Exhibits

12.      Computation of ratio of earnings to fixed charges.

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer

(b)      Current Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PRIME MEDICAL SERVICES, INC.



Date:  August 7, 2002



                                    By: /s/ John Q. Barnidge
                                        John Q. Barnidge, Senior Vice President
                                         and Chief Financial Officer