Form 10-Q
period 2002-09-30
PRIME MEDICAL SERVICES INC /TX/
filed 2002-11-13
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002
                                       OR
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                         For the transition period from
                                ______ to ______


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

YES    X    NO  ___
     -----

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).

YES    X    NO  ___
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Number of Shares Outstanding at
              Title of Each Class                   October 31, 2002
              -------------------                   ----------------
         Common Stock, $.01 par value                   16,931,017

                                     PART I


                         ITEM 1 - FINANCIAL INFORMATION


                                   PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
($ in thousands, except per share data)                       2002           2001            2002           2001
                                                           -----------    -----------     -----------    -----------

Revenue:
     Lithotripsy:
         Fee revenues                                         $17,698       $ 20,158         $52,258       $ 56,853
         Management fees                                          298            944             609          2,721
         Equity income                                            210            421             571          1,541
                                                           -----------    -----------     -----------    -----------
                                                               18,206         21,523          53,438         61,115
     Manufacturing                                             24,991         16,547          62,316         34,566
     Refractive                                                 1,897          4,349           9,955         18,411
     Other                                                        204              -             596              -
                                                           -----------    -----------     -----------    -----------
         Total revenue                                         45,298         42,419         126,305        114,092
                                                           -----------    -----------     -----------    -----------

Cost of services and general and
     administrative expenses:
     Lithotripsy                                                6,306          6,192          20,039         19,585
     Manufacturing                                             21,188         14,033          52,330         29,311
     Refractive                                                 2,268          3,477           8,490         12,376
     Corporate                                                    936            977           2,554          2,698
     Nonrecurring impairment and other costs                   17,740              -          17,740              -
                                                           -----------    -----------     -----------    -----------
                                                               48,438         24,679         101,153         63,970
Depreciation and amortization                                   1,691          3,672           5,300         10,657
                                                           -----------    -----------     -----------    -----------
                                                               50,129         28,351         106,453         74,627
                                                           -----------    -----------     -----------    -----------

Operating income (loss)                                        (4,831)        14,068          19,852         39,465

Other income (expenses):
     Interest and dividends                                        39             94             167            373
     Interest expense                                          (2,486)        (2,724)         (7,563)        (8,504)
     Loan fees                                                   (556)             -          (1,069)          (163)
     Other, net                                                   764            140             790            251
                                                           -----------    -----------     -----------    -----------
                                                               (2,239)        (2,490)         (7,675)        (8,043)
                                                           -----------    -----------     -----------    -----------
Income (loss) before (benefit) provision for income
     taxes and minority interest                               (7,070)        11,578          12,177         31,422

Minority interest in consolidated income                        6,067          7,788          16,978         21,051

(Benefit) provision for income taxes                           (5,030)         1,492          (1,831)         4,058
                                                           -----------    -----------     -----------    -----------

Net (loss) income                                            $ (8,107)       $ 2,298        $ (2,970)       $ 6,313
                                                           ===========    ===========     ===========    ===========

Basic (loss) earnings per share:
     Net (loss) income                                        $ (0.48)        $ 0.15         $ (0.18)        $ 0.40
                                                           ===========    ===========     ===========    ===========
     Weighted average shares outstanding                       16,911         15,704          16,163         15,704
                                                           ===========    ===========     ===========    ===========

Diluted (loss) earnings per share:
     Net (loss) income                                        $ (0.48)        $ 0.15         $ (0.18)        $ 0.40
                                                           ===========    ===========     ===========    ===========
     Weighted average shares outstanding                       16,911         15,706          16,163         15,715
                                                           ===========    ===========     ===========    ===========


                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)



                                                                                              September 30,        December 31,
($ in thousands)                                                                                 2002                2001
                                                                                             --------------       ------------

ASSETS

Current assets:
     Cash and cash equivalents                                                                     $ 7,691           $ 16,503
     Investments                                                                                         -                612
     Accounts receivable, less allowance for doubtful
         accounts of $853 in 2002 and $2,172 in 2001                                                24,804             21,781
     Other receivables                                                                                 381              3,167
     Deferred income taxes                                                                           4,722              1,658
     Prepaid expenses and other current assets                                                       2,812              4,349
     Inventory                                                                                      15,863             11,143
                                                                                             --------------       ------------

         Total current assets                                                                       56,273             59,213
                                                                                             --------------       ------------

Property and equipment:
     Equipment, furniture and fixtures                                                              40,450             52,735
     Building and leasehold improvements                                                            10,111             11,282
                                                                                             --------------       ------------

                                                                                                    50,561             64,017

     Less accumulated depreciation and amortization                                                (26,740)           (32,823)
                                                                                             --------------       ------------

         Property and equipment, net                                                                23,821             31,194
                                                                                             --------------       ------------

Assets held for sale                                                                                 4,239                  -
Other investments                                                                                    4,208              4,737
Goodwill, net of accumulated amortization                                                          161,154            151,687
Other noncurrent assets                                                                              3,754              5,210
                                                                                             --------------       ------------

                                                                                                  $253,449          $ 252,041
                                                                                             ==============       ============


                                   See accompanying notes to consolidated financial statements.

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (continued)
                                                             (Unaudited)



                                                                                               September 30,        December 31,
($ in thousands, except share data)                                                               2002                2001
                                                                                              -------------        ------------

LIABILITIES

Current liabilities:
     Current portion of long-term debt                                                             $ 1,489             $ 3,002
     Accounts payable                                                                                6,301               5,481
     Liabilities held for sale                                                                         747                   -
     Accrued distributions to minority interests                                                         -               6,739
     Accrued expenses                                                                               12,875              13,128
     Customer deposits                                                                               4,804                   -
                                                                                              -------------        ------------

         Total current liabilities                                                                  26,216              28,350

Long-term debt, net of current portion                                                             115,970             117,364
Deferred compensation liability                                                                          -               1,168
Deferred income taxes                                                                                3,513               1,065
                                                                                              -------------        ------------

         Total liabilities                                                                         145,699             147,947

Minority interest                                                                                   12,948              18,618

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding                           -                   -
Common stock, $0.01 par value; 40,000,000 shares authorized; 16,931,017 shares
     issued in 2002 and 19,524,533 shares issued in 2001                                               169                 195
Capital in excess of par value                                                                      67,757              89,128
Accumulated earnings                                                                                26,876              29,846
Treasury stock, at cost; 3,961,799 shares in 2001                                                        -             (33,693)
                                                                                              -------------        ------------

         Total stockholders' equity                                                                 94,802              85,476
                                                                                              -------------        ------------

                                                                                                  $253,449           $ 252,041
                                                                                              =============        ============


                                    See accompanying notes to consolidated financial statements.


                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)



                                                                                           Nine Months Ended September 30,
($ in thousands)                                                                               2002                 2001
                                                                                            ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected                                                           $123,983            $ 108,484
     Cash paid to employees, suppliers of goods and others                                      (86,569)             (70,507)
     Purchases of investments                                                                      (199)              (1,644)
     Proceeds from sales and maturities of investments                                              811                2,636
     Interest received                                                                              167                  334
     Interest paid                                                                               (5,562)             (10,725)
     Taxes refunded                                                                               2,536                  236
                                                                                            ------------         ------------

         Net cash provided by operating activities                                               35,167               28,814
                                                                                            ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of entities                                                                       (17,026)             (10,084)
     Purchases of equipment and leasehold improvements                                           (3,644)              (4,115)
     Distributions from investments                                                               2,105                2,187
     Other                                                                                          409                  249
                                                                                            ------------         ------------

         Net cash used in investing activities                                                  (18,156)             (11,763)
                                                                                            ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable                                                                  5,749               12,460
     Payments on notes payable, exclusive of interest                                            (9,291)             (12,624)
     Distributions to minority interest                                                         (25,066)             (23,434)
     Contributions by minority interest, net of buyouts                                           1,248                2,273
     Exercise of stock options                                                                    1,537                    -
                                                                                            ------------         ------------

         Net cash used in financing activities                                                  (25,823)             (21,325)
                                                                                            ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (8,812)              (4,274)

Cash and cash equivalents, beginning of period                                                   16,503               15,530
                                                                                            ------------         ------------

Cash and cash equivalents, end of period                                                        $ 7,691             $ 11,256
                                                                                            ============         ============


                                    See accompanying notes to consolidated financial statements.

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                             (Unaudited)



                                                                                                Nine Months Ended September 30,
($ in thousands)                                                                                     2002              2001
                                                                                                  ------------      ------------

Reconciliation of net (loss) income to net cash provided by operating activities:
     Net (loss) income                                                                               $ (2,970)          $ 6,313
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Minority interest in consolidated income                                                      16,978            21,051
         Depreciation and amortization                                                                  5,300            10,657
         Provision for deferred income taxes                                                             (617)            2,422
         Equity in earnings of affiliates                                                                (578)           (1,499)
         Impairment of goodwill and other assets                                                       15,773                 -
         Other                                                                                            647                40

     Changes in operating assets and liabilities, net of effect of purchase transactions:
         Investments                                                                                      611               953
         Accounts receivable                                                                           (1,151)           (3,253)
         Other receivables                                                                              2,127               813
         Other assets                                                                                   2,075               118
         Accounts payable                                                                              (1,169)           (5,759)
         Accrued expenses                                                                              (1,859)           (3,042)
                                                                                                  ------------      ------------

Net cash provided by operating activities                                                            $ 35,167          $ 28,814
                                                                                                  ============      ============


                                        See accompanying notes to consolidated financial statements.


                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


1. General
   -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of September 30, 2002 and the results of operations and cash flows for the periods presented. These statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

2. Earnings per share
   ------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:


                                                      Basic            Diluted
                                                    earnings          earnings
($ in thousands, except per share data)             per share         per share
                                                    ---------         ---------

Nine Months Ended September 30, 2002
------------------------------------

Net loss                                            $(2,970)           $(2,970)
                                                    =======            =======

Weighted average shares outstanding                  16,163             16,163
Effect of dilutive securities                            --                 --
                                                    -------            -------
     Shares for EPS calculation                      16,163             16,163
                                                    =======            =======

Net loss per share                                   $(0.18)            $(0.18)
                                                    =======            =======

Nine Months Ended September 30, 2001
------------------------------------

Net income                                           $6,313             $6,313
                                                    =======            =======

Weighted average shares outstanding                  15,704             15,704
Effect of dilutive securities                            --                 11
                                                    -------            -------
     Shares for EPS calculation                      15,704             15,715
                                                    =======            =======

Net income per share                                  $0.40              $0.40
                                                    =======            =======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (continued)
                                   (Unaudited)


2. Earnings per share (continued)
   ------------------
                                                         Basic          Diluted
                                                       earnings        earnings
($ in thousands, except per share data)                per share       per share
                                                       ---------       ---------

Three Months Ended September 30, 2002
-------------------------------------

Net loss                                               $(8,107)         $(8,107)
                                                       =======          =======

Weighted average shares outstanding                     16,911           16,911
Effect of dilutive securities                               --               --
                                                       -------          -------
     Shares for EPS calculation                         16,911           16,911
                                                       =======          =======

Net loss per share                                      $(0.48)          $(0.48)
                                                       =======          =======

Three Months Ended September 30, 2001
-------------------------------------

Net income                                              $2,298           $2,298
                                                       =======          =======

Weighted average shares outstanding                     15,704           15,704
Effect of dilutive securities                               --                2
                                                       -------          -------
     Shares for EPS calculation                         15,704           15,706
                                                       =======          =======

Net income per share                                     $0.15            $0.15
                                                       =======          =======

We did not include in the computations of diluted EPS unexercised employee stock options and warrants to purchase 2,674,000, and 2,537,000 shares of our common stock as of September 30, 2002, and 2001, respectively, because the exercise prices were greater than the average market price of our common stock during the respective periods or because the effect of including the contingently issuable shares would decrease the net loss per share for the three and nine months ended September 2002.

3. Segment Reporting
   -----------------

We had three reportable segments as of September 30, 2002: lithotripsy, manufacturing and refractive. The lithotripsy segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers and the mobile broadcast and communication industry. The refractive segment, whose operations were disposed in the three months ended September 30, 2002, provided services related to the operations of refractive vision correction centers.

We measure performance based on the pretax income or loss from our operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest revenue and expense.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (continued)
                                   (Unaudited)



3. Segment Reporting (continued)
   -----------------

($ in thousands)               Lithotripsy        Manufacturing       Refractive
                               -----------        -------------       ----------

Nine Months Ended
-----------------
    September 30, 2002
    ------------------

Revenue from
external customers                $53,438             $62,316            $9,955

Intersegment revenues                --                   531              --

Segment profit                     14,263               8,990               175


Nine Months Ended
-----------------
    September 30, 2001
    ------------------

Revenue from
external customers                $61,115             $34,566           $18,411

Intersegment revenues                --                    46              --

Segment profit                     16,276               3,661               818


The following is a reconciliation of the measure of segment profit per above to consolidated income (loss) before provision for income taxes per the consolidated statements of operations:



                                                 Nine Months ended September 30,
($ in thousands)                                       2002           2001
                                                       ----           ----

Total segment profit                                $23,428          $20,755

Corporate revenues                                      596               --

Unallocated corporate expenses:

    General and administrative                       (2,554)          (2,698)

    Net interest expense                             (7,017)          (7,406)

    Loan fees                                        (1,069)            (163)

    Nonrecurring impairment and other costs         (17,740)              --

    Other, net                                         (445)            (117)
                                                    -------          -------

Total unallocated corporate expenses                (28,825)         (10,384)
                                                    -------          -------

Income (loss) before income taxes                   $(4,801)         $10,371
                                                    =======          =======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (continued)
                                   (Unaudited)



3. Segment Reporting (continued)
   -----------------

($ in thousands)               Lithotripsy      Manufacturing        Refractive
                               -----------      -------------        ----------

Three Months Ended
------------------
    September 30, 2002
    ------------------

Revenue from
external customers                $18,206           $24,991             $1,897

Intersegment revenues                  --               531                 --

Segment profit (loss)               4,789             3,553                (82)


Three Months Ended
------------------
    September 30, 2001
    ------------------

Revenue from
external customers                $21,523           $16,547             $4,349

Intersegment revenues                  --                --                 --

Segment profit (loss)               5,835             1,706               (412)


The following is a reconciliation of the measure of segment profit per above to consolidated income (loss) before provision for income taxes per the consolidated statements of operations:



                                                Three Months ended September 30,
($ in thousands)                                       2002             2001
                                                       ----             ----

Total segment profit                                 $8,260             $7,129

Corporate revenues                                      204                --

Unallocated corporate expenses:

    General and administrative                         (936)              (977)

    Net interest expense                             (2,254)            (2,374)

    Loan fees                                          (556)               --

    Nonrecurring impairment and other costs         (17,740)               --

    Other, net                                         (115)                12
                                                  ---------             ------

Total unallocated corporate expenses                (21,601)            (3,339)
                                                  ---------             ------

Income (loss) before income taxes                 $ (13,137)            $3,790
                                                  =========             ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (continued)
                                   (Unaudited)

4. Goodwill and Other Intangible Assets
   ------------------------------------

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Under the new standard, we no longer amortize goodwill and indefinite life intangible assets, but those assets are subject to annual impairment tests. Other intangible assets with finite lives consisted primarily of non-compete agreements at September 30, 2002 and December 31, 2001, and we have included them as other noncurrent assets in the accompanying consolidated balance sheets. The non-compete agreements will continue to be amortized over their useful lives.

In accordance with SFAS 142, we have not restated prior period amounts. A reconciliation of the previously reported net income and earnings per share for the nine and three months ended September 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

Nine Months Ended
-----------------
September 30, 2001
------------------
($ in thousands, except per share data)  Net Income    Basic EPS     Diluted EPS
                                         ----------    ---------     -----------

Reported net income                      $ 6,313          $  0.40       $ 0.40
Add: amortization adjustment               3,059             0.19         0.19
                                         -------       ----------    ---------
Adjusted net income                      $ 9,372          $  0.59       $ 0.59
                                         =======       ==========    =========

Three Months Ended
------------------
September 30, 2001
------------------
($ in thousands, except per share data)

Reported net income                       $2,298           $ 0.15       $ 0.15
Add: amortization adjustment               1,039             0.07         0.07
                                          ------        ---------    ---------
Adjusted net income                       $3,337           $ 0.22       $ 0.22
                                          ======        =========    =========

The net carrying value of goodwill and other intangible assets as of September 30, 2002 is comprised of the following:

                                       Total       Lithotripsy   Manufacturing

Goodwill                           $ 161,154        $ 129,876         $ 31,278
Other intangible assets                  983              266              717
                                   ---------        ---------         --------
                                   $ 162,137        $ 130,142         $ 31,995
                                   =========        =========         ========

Other intangible assets as of September 30, 2002, subject to amortization expense, are comprised of the following:

                                Gross Carrying      Accumulated
                                    Amount         Amortization           Net

Other intangible assets            $ 1,376             $   393          $  983
                                   =======             =======          ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (continued)
                                   (Unaudited)

4. Goodwill and Other Intangible Assets (continued)
   ------------------------------------

Amortization expense for other intangible assets with finite lives was $427,000 and $159,000 for the nine and three months ended September 30, 2002, respectively. We estimate annual amortization expense for each of the five succeeding fiscal years as follows:

                        2002      $ 466,000
                        2003        212,000
                        2004        184,000
                        2005        140,000
                        2006        142,000

5. Aquisitions
   -----------

Effective May 31, 2002, we acquired the assets and certain liabilities of Frontline Communications Corporation ("Frontline"). Frontline is a leading manufacturer and integrator of custom vehicles exclusively for the broadcast and communications industry with 2001 sales in excess of $20 million. This acquisition expands our market share in the broadcast and communications industry and provides opportunities for combination synergy with our existing manufacturing operations. The aggregate purchase price was approximately $12.8 million, comprised of approximately $10.1 million in cash and $2.7 million of our common stock. We determined the number of shares of our common stock to be issued by using an average closing price of our common stock over the ten trading days ending 5 days prior to May 31, 2002. Approximately 300,000 shares were issued. We recognized approximately $12 million of goodwill related to this transaction.

Also effective May 31, 2002, we acquired the remaining 20% ownership interest in our manufacturing subsidiary, AK Specialty Vehicles. The aggregate purchase price was approximately $8.2 million comprised of $1.8 million in cash and $6.4 million of our common stock. We determined the number of shares of our common stock to be issued by using an average closing price for the twenty trading days ending five days prior to the date of the Purchase Agreement. Approximately 730,000 shares were issued. Upon first anniversary of closing, each of the two sellers has a one-time right to require us to purchase its shares of our common stock at a 20% discount to the original value of the common stock. We recognized $4.5 million of goodwill related to this transaction.

Effective July 1, 2002, we acquired Holland-based Smit Mobile Equipment Company, a leading European manufacturer of mobile medical imaging vehicles, with 2001 sales of approximately $9 million. This acquisition expands our presence in the global marketplace as a manufacturer of specialty vehicles, strengthens our strategic position to participate in the growing European market for high technology mobile medical imaging and broadcast and communication vehicles, allows us to eliminate the transportation costs associated with the production of vehicles in our US manufacturing plants as we shift production to the Smit plant in Holland, and provides access to patented vehicle body technology, the "Snap-Lock System". The Snap Lock System offers a unique construction technique, which is expected to improve the manufacturing efficiency of the specialty vehicles manufactured by AK Specialty Vehicles and Frontline, while at the same time

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (continued)
                                   (Unaudited)

5. Aquisitions (continued)
   -----------

yielding a very high quality, corrosion resistant product. Under the terms of the acquisition, we paid $3.5 million in cash and issued 20,900 shares of our common stock valued at $210,000. Additionally, we could pay an additional $1.7 million in common stock in the event that certain profitability objectives are met over the following two years. We recognized approximately $4 million of goodwill related to this transaction.

6. Disposal of RVC Operations
   --------------------------

During the third quarter of 2002, we substantially completed our exit from the RVC business by selling our interests in the centers back to our physician partners. In connection with these transactions, which were either completed in the third quarter or shortly thereafter, we recognized an impairment on the related assets totaling approximately $17 million in the accompanying consolidated statements of operations. This impairment included approximately $11 million of goodwill and $3 million of non-compete agreements. The total consideration to be received is approximately $4.1 million, which includes $3 million of notes receivable to be repaid over the next three years.

7. Condensed Financial Information Regarding Guarantor Subsidiaries
   ----------------------------------------------------------------

We have presented below our condensed consolidating financial information regarding Guarantor Subsidiaries and Non-guarantor Subsidiaries for September 30, 2002 and 2001 for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning each Guarantor Subsidiary because we have determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of ours who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated Notes.

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           Condensed Consolidating Statement of Operations
                                                 Nine Months Ended September 30, 2002
                                                             (Unaudited)



                                                   Prime Medical     Guarantor       Non-Guarantor    Eliminating      Consolidated
($ in thousands)                                  Services, Inc.   Subsidiaries      Subsidiaries       Entries            Total
                                                 ---------------  ---------------  ---------------   --------------   --------------

Revenue:
     Lithotripsy:
         Fee revenues                                       $ -          $ 9,195         $ 43,063              $ -         $ 52,258
         Management fees                                      -              710             (101)               -              609
         Equity income                                   10,332            6,061              467          (16,289)             571
                                                 ---------------  ---------------  ---------------   --------------   --------------
                                                         10,332           15,966           43,429          (16,289)          53,438

     Manufacturing                                        8,931           39,733           25,005          (11,353)          62,316
     Refractive                                          (9,838)             517            9,955            9,321            9,955
     Other                                                    -              596                -                -              596
                                                 ---------------  ---------------  ---------------   --------------   --------------
         Total revenue                                    9,425           56,812           78,389          (18,321)         126,305
                                                 ---------------  ---------------  ---------------   --------------   --------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                          -            2,041           17,998                -           20,039
         Manufacturing                                        -           30,540           21,790                -           52,330
         Refractive                                           -                -            8,490                -            8,490
         Corporate                                           60            2,494                -                -            2,554
         Nonrecurring impariment and other costs              -           16,912              828                -           17,740
                                                 ---------------  ---------------  ---------------   --------------   --------------
                                                             60           51,987           49,106                -          101,153
Depreciation and amortization                                 -            1,416            3,884                -            5,300
                                                 ---------------  ---------------  ---------------   --------------   --------------
                                                             60           53,403           52,990                -          106,453
                                                 ---------------  ---------------  ---------------   --------------   --------------

Operating income                                          9,365            3,409           25,399          (18,321)          19,852
                                                 ---------------  ---------------  ---------------   --------------   --------------

Other income (deductions):
     Interest and dividends                                  31               68               68                -              167
     Interest expense                                    (6,901)            (374)            (288)               -           (7,563)
     Loan fees                                           (1,015)             (54)               -                -           (1,069)
     Other, net                                            (118)              92              816                -              790
                                                 ---------------  ---------------  ---------------   --------------   --------------
         Total other income (deductions)                 (8,003)            (268)             596                -           (7,675)
                                                 ---------------  ---------------  ---------------   --------------   --------------

Income before provision for income
     taxes and minority interest                          1,362            3,141           25,995          (18,321)          12,177

Minority interest in consolidated income                      -                -                -           16,978           16,978

(Benefit) provision for income taxes                      4,332           (6,284)             121                -           (1,831)
                                                 ---------------  ---------------  ---------------   --------------   --------------

Net (loss) income                                      $ (2,970)         $ 9,425         $ 25,874        $ (35,299)        $ (2,970)
                                                 ===============  ===============  ===============   ==============   ==============

                                        PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       Condensed Consolidating Statement of Operations
                                              Nine Months Ended September 30, 2001
                                                            (Unaudited)



                                              Prime Medical    Guarantor        Non-Guarantor    Eliminating     Consolidated
($ in thousands)                             Services, Inc.   Subsidiaries      Subsidiaries       Entries           Total
                                            --------------   --------------   ---------------  ---------------  ---------------

Revenue:
     Lithotripsy:
         Fee revenues                                 $ -          $ 9,768          $ 47,085              $ -         $ 56,853
         Management fees                                -            1,467             1,254                -            2,721
         Equity income                             13,422           10,144               545          (22,570)           1,541
                                            --------------   --------------   ---------------  ---------------  ---------------
                                                   13,422           21,379            48,884          (22,570)          61,115
     Manufacturing                                  3,712            4,155            34,566           (7,867)          34,566
     Refractive                                     1,032            2,561            18,411           (3,593)          18,411
                                            --------------   --------------   ---------------  ---------------  ---------------
         Total revenue                             18,166           28,095           101,861          (34,030)         114,092
                                            --------------   --------------   ---------------  ---------------  ---------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                    -            1,693            17,892                -           19,585
         Manufacturing                                  -                -            29,311                -           29,311
         Refractive                                     -                -            12,376                -           12,376
         Corporate                                     35            2,663                 -                -            2,698
                                            --------------   --------------   ---------------  ---------------  ---------------
                                                       35            4,356            59,579                -           63,970
Depreciation and amortization                           -            5,806             4,851                -           10,657
                                            --------------   --------------   ---------------  ---------------  ---------------
                                                       35           10,162            64,430                -           74,627
                                            --------------   --------------   ---------------  ---------------  ---------------

Operating income                                   18,131           17,933            37,431          (34,030)          39,465
                                            --------------   --------------   ---------------  ---------------  ---------------

Other income (deductions):
     Interest and dividends                            33              176               164                -              373
     Interest expense                              (7,613)             (22)             (869)               -           (8,504)
     Loan fees                                       (163)               -                 -                -             (163)
     Other, net                                        72               65               114                -              251
                                            --------------   --------------   ---------------  ---------------  ---------------
         Total other income (deductions)           (7,671)             219              (591)               -           (8,043)
                                            --------------   --------------   ---------------  ---------------  ---------------

Income before provision for income
     taxes and minority interest                   10,460           18,152            36,840          (34,030)          31,422

Minority interest in consolidated income                -                -                 -           21,051           21,051

Provision for income taxes                          4,147              (14)              (75)               -            4,058
                                            --------------   --------------   ---------------  ---------------  ---------------

Net income                                        $ 6,313         $ 18,166          $ 36,915        $ (55,081)         $ 6,313
                                            ==============   ==============   ===============  ===============  ===============

                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          Condensed Consolidating Statement of Operations
                                               Three Months Ended September 30, 2002
                                                              (Unaudited)



                                                    Prime Medical    Guarantor       Non-Guarantor    Eliminating      Consolidated
($ in thousands)                                   Services, Inc.   Subsidiaries     Subsidiaries       Entries            Total
                                                  --------------  ---------------   --------------   --------------  ---------------


Revenue:
     Lithotripsy:
         Fee revenues                                       $ -          $ 2,958         $ 14,740              $ -         $ 17,698
         Management fees                                      -              222               76                -              298
         Equity income                                    2,521            1,766              130           (4,207)             210
                                                  --------------   --------------   --------------   --------------  ---------------
                                                          2,521            4,946           14,946           (4,207)          18,206
     Manufacturing                                        3,553           24,992                -           (3,554)          24,991
     Refractive                                         (10,237)             (20)           1,897           10,257            1,897
     Other                                                    -              204                -                -              204
                                                  --------------   --------------   --------------   --------------  ---------------
         Total revenue                                   (4,163)          30,122           16,843            2,496           45,298
                                                  --------------   --------------   --------------   --------------  ---------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                          -              802            5,504                -            6,306
         Manufacturing                                        -           21,188                -                -           21,188
         Refractive                                           -                -            2,268                -            2,268
         Corporate                                           21              915                -                -              936
         Nonrecurring impariment and other costs              -           16,912              828                -           17,740
                                                  --------------   --------------   --------------   --------------  ---------------
                                                             21           39,817            8,600                -           48,438
Depreciation and amortization                                 -              534            1,157                -            1,691
                                                  --------------   --------------   --------------   --------------  ---------------
                                                             21           40,351            9,757                -           50,129
                                                  --------------   --------------   --------------   --------------  ---------------

Operating income                                         (4,184)         (10,229)           7,086            2,496           (4,831)
                                                  --------------   --------------   --------------   --------------  ---------------

Other income (deductions):
     Interest and dividends                                   1               17               21                -               39
     Interest expense                                    (2,195)            (227)             (64)               -           (2,486)
     Loan fees                                             (556)               -                -                              (556)
     Other, net                                               -              (93)             857                               764
                                                  --------------   --------------   --------------   --------------  ---------------
         Total other income (deductions)                 (2,750)            (303)             814                -           (2,239)
                                                  --------------   --------------   --------------   --------------  ---------------

Income before provision for income
     taxes and minority interest                         (6,934)         (10,532)           7,900            2,496           (7,070)

Minority interest in consolidated income                      -                -                -            6,067            6,067

(Benefit) provision for income taxes                      1,173           (6,369)             166                -           (5,030)
                                                  --------------   --------------   --------------   --------------  ---------------

Net (loss) income                                      $ (8,107)        $ (4,163)         $ 7,734         $ (3,571)        $ (8,107)
                                                  ==============   ==============   ==============   ==============  ===============


                                         PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        Condensed Consolidating Statement of Operations
                                              Three Months Ended September 30, 2001
                                                              (Unaudited)



                                                Prime Medical     Guarantor      Non-Guarantor     Eliminating     Consolidated
($ in thousands)                               Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Revenue:
     Lithotripsy:
         Fee revenues                                    $ -          $ 3,353         $ 16,805              $ -         $ 20,158
         Management fees                                   -              487              457                -              944
         Equity income                                 4,702            3,248              204           (7,733)             421
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                                       4,702            7,088           17,466           (7,733)          21,523
     Manufacturing                                     1,789            2,145           16,547           (3,934)          16,547
     Refractive                                         (232)             277            4,349              (45)           4,349
                                              ---------------  ---------------  ---------------  ---------------  ---------------
         Total revenue                                 6,259            9,510           38,362          (11,712)          42,419
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                       -              515            5,677                -            6,192
         Manufacturing                                     -                -           14,033                -           14,033
         Refractive                                        -                -            3,477                -            3,477
         Corporate                                        16              961                -                -              977
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                                          16            1,476           23,187                -           24,679
Depreciation and amortization                              -            1,917            1,755                -            3,672
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                                          16            3,393           24,942                -           28,351
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Operating income                                       6,243            6,117           13,420          (11,712)          14,068
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Other income (deductions):
     Interest and dividends                                3               60               31                -               94
     Interest expense                                 (2,436)              (7)            (281)               -           (2,724)
     Loan fees                                             -                -                -
     Other, net                                           10               84               46                -              140
                                              ---------------  ---------------  ---------------  ---------------  ---------------
         Total other income (deductions)              (2,423)             137             (204)               -           (2,490)
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Income before provision for income
     taxes and minority interest                       3,820            6,254           13,216          (11,712)          11,578

Minority interest in consolidated income                   -                -                -            7,788            7,788

Provision for income taxes                             1,522               (5)             (25)               -            1,492
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Net income                                           $ 2,298          $ 6,259         $ 13,241        $ (19,500)         $ 2,298
                                              ===============  ===============  ===============  ===============  ===============


                                         PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             Condensed Consolidating Balance Sheet
                                                      September 30, 2002
                                                          (Unaudited)



                                                 Prime Medical     Guarantor      Non-Guarantor    Eliminating     Consolidated
($ in thousands)                                 Services, Inc.  Subsidiaries     Subsidiaries       Entries          Total
                                                --------------  ---------------  --------------   --------------  --------------

ASSETS

Current assets:
     Cash                                                $ 14          $ 4,550         $ 3,127              $ -         $ 7,691
     Accounts receivable, net                               -           16,502           8,302                -          24,804
     Other receivables                                    291             (287)            377                -             381
     Deferred income taxes                             (1,635)           6,357               -                -           4,722
     Prepaid expenses and other current assets          3,290             (350)           (128)               -           2,812
     Inventory                                              -           15,863               -                -          15,863
                                                --------------  ---------------  --------------   --------------  --------------
         Total current assets                           1,960           42,635          11,678                -          56,273
                                                --------------  ---------------  --------------   --------------  --------------

Property and equipment:
     Equipment, furniture and fixtures                      -           11,325          29,125                -          40,450
     Building and leasehold improvements                    -           10,061              50                -          10,111
                                                --------------  ---------------  --------------   --------------  --------------
                                                            -           21,386          29,175                -          50,561
     Less accumulated depreciation
         and amortization                                   -           (7,704)        (19,036)               -         (26,740)
                                                --------------  ---------------  --------------   --------------  --------------
         Property and equipment, net                        -           13,682          10,139                -          23,821
                                                --------------  ---------------  --------------   --------------  --------------

Assets held for sale                                        -            4,239               -                -           4,239
Investment in subsidiaries
     and other investments                            209,532            8,788               -         (214,112)          4,208
Goodwill, at cost, net of amortization                      -          161,154               -                -         161,154
Other noncurrent assets                                 1,451            2,059             244                -           3,754
                                                --------------  ---------------  --------------   --------------  --------------
                                                    $ 212,943        $ 232,557        $ 22,061       $ (214,112)      $ 253,449
                                                ==============  ===============  ==============   ==============  ==============

LIABILITIES

Current liabilities:
     Current portion of long-term debt                    $ -            $ 323         $ 1,166              $ -         $ 1,489
     Accounts payable                                       -            4,837           1,464                -           6,301
     Liabilities held for sale                              -              747               -                -             747
     Accrued expenses                                   5,128            7,290             457                -          12,875
     Customer deposits                                      -            4,804               -                -           4,804
                                                --------------  ---------------  --------------   --------------  --------------
         Total current liabilities                      5,128           18,001           3,087                -          26,216
Long-term debt, net of current portion                109,500            5,024           1,446                -         115,970
Deferred income taxes                                   3,513                -               -                -           3,513
                                                --------------  ---------------  --------------   --------------  --------------
         Total liabilities                            118,141           23,025           4,533                -         145,699
                                                --------------  ---------------  --------------   --------------  --------------

Minority interest                                           -                -               -           12,948          12,948

STOCKHOLDERS' EQUITY

Common stock                                              169                -               -                -             169
Capital in excess of par value                         67,757                -               -                -          67,757
Accumulated earnings                                   26,876                -               -                -          26,876
Subsidiary net equity                                       -          209,532          17,528         (227,060)              -
                                                --------------  ---------------  --------------   --------------  --------------
         Total stockholders' equity                    94,802          209,532          17,528         (227,060)         94,802
                                                --------------  ---------------  --------------   --------------  --------------
                                                    $ 212,943        $ 232,557        $ 22,061       $ (214,112)      $ 253,449
                                                ==============  ===============  ==============   ==============  ==============


                                         PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       Condensed Consolidating Statement of Cash Flows
                                             Nine Months Ended September 30, 2002
                                                           (Unaudited)


                                                   Prime Medical    Guarantor       Non-Guarantor    Eliminating     Consolidated
($ in thousands)                                   Services, Inc.   Subsidiaries    Subsidiaries        Entries           Total
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                     $ (4,150)        $ 10,292         $ 29,025              $ -         $ 35,167
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of operating entities                          -          (17,026)               -                -          (17,026)
     Purchases of equipment and leasehold
         improvements                                         -             (117)          (3,527)               -           (3,644)
     Distributions from subsidiaries                      8,868           10,076                -          (18,944)               -
     Investments in subsidiaries                         (5,000)               -                -            5,000                -
     Distributions from investments                           -            2,105                -                -            2,105
     Other                                                    -                -              409                -              409
                                                  --------------   --------------  ---------------  ---------------  ---------------

         Net cash provided by (used in)
              investing activities                        3,868           (4,962)          (3,118)         (13,944)         (18,156)
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                          5,000                -              749                -            5,749
     Payments on notes payable exclusive of
         interest                                        (6,500)               -           (2,791)               -           (9,291)
     Exercise of stock options                            1,537                -                -                -            1,537
     Contributions by minority interest,
         net of buyouts                                       -                -            1,248                -            1,248
     Distributions to minority interest                       -                -                -          (25,066)         (25,066)
     Contributions by parent                                  -            5,000                -           (5,000)               -
     Distributions to equity owners                           -           (8,868)         (35,142)          44,010                -
                                                  --------------   --------------  ---------------  ---------------  ---------------

         Net cash provided by (used in)
                financing activities                         37           (3,868)         (35,936)          13,944          (25,823)
                                                  --------------   --------------  ---------------  ---------------  ---------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                      (245)           1,462          (10,029)               -           (8,812)

Cash and cash equivalents, beginning of period              259            3,088           13,156                -           16,503
                                                  --------------   --------------  ---------------  ---------------  ---------------

Cash and cash equivalents, end of period                   $ 14          $ 4,550          $ 3,127              $ -          $ 7,691
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
                                                                 (Unaudited)



                                                    Prime Medical    Guarantor      Non-Guarantor     Eliminating     Consolidated
($ in thousands)                                   Services, Inc.   Subsidiaries    Subsidiaries        Entries           Total
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                    $ (12,270)         $ 6,691         $ 34,393              $ -         $ 28,814
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of operating entities                          -           (3,207)          (6,877)               -          (10,084)
     Purchases of equipment and leasehold
         improvements                                         -             (960)          (3,155)               -           (4,115)
     Distributions from subsidiaries                     21,457           11,805                -          (33,262)               -
     Investments in subsidiaries                        (11,000)          (8,000)               -           19,000                -
     Distributions from investments                           -            2,187                -                -            2,187
     Other                                                    -                -              249                -              249
                                                  --------------   --------------  ---------------  ---------------  ---------------

         Net cash provided by (used in)
              investing activities                       10,457            1,825           (9,783)         (14,262)         (11,763)
                                                  --------------   --------------  ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                         11,000                -            1,460                -           12,460
     Payments on notes payable exclusive of
         interest                                        (9,000)               -           (3,624)               -          (12,624)
     Contributions by minority interest,
         net of buyouts                                       -                -            2,273                -            2,273
     Distributions to minority interest                       -                -                -          (23,434)         (23,434)
     Contributions by parent                                  -           11,000            8,000          (19,000)               -
     Distributions to equity owners                           -          (21,457)         (35,239)          56,696                -
                                                  --------------   --------------  ---------------  ---------------  ---------------

         Net cash provided by (used in)
                financing activities                      2,000          (10,457)         (27,130)          14,262          (21,325)
                                                  --------------   --------------  ---------------  ---------------  ---------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                       187           (1,941)          (2,520)               -           (4,274)

Cash and cash equivalents, beginning of period              427            7,393            7,710                -           15,530
                                                  --------------   --------------  ---------------  ---------------  ---------------

Cash and cash equivalents, end of period                  $ 614          $ 5,452          $ 5,190              $ -         $ 11,256
                                                  ==============   ==============  ===============  ===============  ===============

                  Item 2 - Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

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

General
-------

We provide lithotripsy services and design and manufacture trailers and coaches that transport high technology medical devices as well as broadcast and communication equipment.

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

Recent Developments
-------------------

Effective July 1, 2002, we acquired Holland-based Smit Mobile Equipment Company, a leading European manufacturer of mobile medical imaging vehicles, with 2001 sales of approximately $9 million. Under the terms of the acquisition, we paid $3.5 million in cash and issued 20,900 shares of our common stock valued at $210,000. Additionally, we could pay an additional $1.7 million in common stock in the event that certain profitability objectives are met over the following two years.

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

In February 2002, we announced our intention to divest our Refractive Vision Correction (RVC) operations to focus more on opportunities in our manufacturing and lithotripsy businesses. During the third quarter of 2002, we substantially completed our exit from this business by selling our interests in the centers back to our physician partners. In connection with these transactions, which were completed in the third quarter or shortly thereafter, we recognized an impairment on the related assets totaling approximately $17 million. The total consideration to be received is approximately $4.1 million.

Critical Accounting Policies.
-----------------------------

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

Impairments of intangible assets is another critical accounting policy that requires judgment and is based on assumptions of future operations. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142. Under SFAS No. 142, goodwill is no longer amortized, but must be tested for impairment at least annually. We provide impairment testing at a reporting unit level. We currently have identified three reporting units under the criteria set forth by SFAS No. 142. Pursuant to the transitional rules of SFAS No. 142, we have completed the first step of our goodwill impairment test during the second quarter of 2002. Our first step testing indicated a potential impairment related to our RVC reporting unit. As previously discussed, all of our RVC operations were either sold prior to September 30, 2002 or shortly thereafter and those assets were held for sale and recorded at the actual value received for the assets subsequent to September 30, 2002.

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

Nine months ended September 30, 2002 compared to the nine months ended
----------------------------------------------------------------------
September 30, 2001
------------------

Our total revenues for the nine months ended September 30, 2002 increased $12,213,000 (11%) as compared to the same period in 2001. Revenues from our lithotripter operations decreased by $7,677,000 (13%). Conversion of contracts from a retail style contract to a wholesale style contract, payor mix changes and renegotiation of contracts during the past year resulted in decreases in average revenue per procedure. The actual number of procedures performed in the period decreased by 6% compared to the same period in 2001. Our manufacturing revenues increased $27,750,000 (80%) due to the acquisitions of Calumet Coach Company during May 2001, Frontline in May 2002 and Smit in July 2002. Our refractive revenues decreased $8,456,000 (46%). We disposed of our refractive operations in the third quarter of 2002 or shortly thereafter as previously discussed.

Our costs of services and general and administrative expenses (excluding depreciation and amortization and certain nonrecurring charges discussed below) for nine months ended September 30, 2002 increased from 56% to 66% of revenues, primarily due to increases in our manufacturing operations, which has lower operating margins than our lithotripsy operations. Our costs of services associated with our lithotripsy operations increased $454,000 (2%) in absolute terms and increased from 32% to 37% of our lithotripsy revenues primarily due to decrease in revenues noted above. Our cost of services associated with our manufacturing operations increased $23,019,000 (79%) in absolute terms due to increased sales and costs related to our acquisitions but decreased from 85% to 84% of our manufacturing revenues as we were able to improve our margins due to successful integration cost savings at Calumet. Cost of services associated with our refractive operations decreased $3,886,000 (31%) in absolute terms, but increased from 67% to 85% of our refractive revenues due to decreased procedures from the same period a year ago. Our corporate expenses remained constant at 2% of revenues, decreasing $144,000 (5%) in absolute terms, as we continue to grow without adding a disproportionately higher amount of corporate expenses.

Depreciation and amortization expense decreased $5,357,000 for the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to the adoption of SFAS No. 142 on January 1, 2002, which eliminated amortization expense related to goodwill and due to certain lithotripsy units becoming fully depreciated in the fourth quarter of 2001.

In the third quarter of 2002, we recognized an impairment of approximately $17 million related to the disposal of our RVC operations. Additionally, we recognized an impairment related to certain lithotripsy assets located in south Florida due to a loss of the related revenue contracts.

Other expenses, net for the nine months ended September 30, 2002 decreased $368,000 (5%) compared to the same period in 2001, primarily due to a $941,000 decrease in interest expense related to our senior credit facility.

Minority interest in consolidated income for the nine months ended September 30, 2002 decreased $4,073,000 compared to the same period in 2001, primarily as a result of a decrease in income from our lithotripsy segment which has significantly higher minority interest percentages than our other segments and due to our acquiring the remaining minority interest in our manufacturing segment. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $19,690,000 for the nine months ended September 30, 2002 compared to $24,081,000 for the same period in 2001. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of our profitability or liquidity.

Provision for income taxes for the nine months ended September 30, 2002 decreased $5,889,000 compared to the same period in 2001 due to a decrease in taxable income.

Three months ended September 30, 2002 compared to the three months ended
------------------------------------------------------------------------
September 30, 2001
------------------

Our total revenues for the three months ended September 30, 2002 increased $2,879,000 (7%) as compared to the same period in 2001. Revenues from our lithotripter operations decreased by $3,317,000 (15%). Conversion of contracts from a retail style contract to a wholesale style contract, payor mix changes and renegotiation of contracts during the past year resulted in decreases in average revenue per procedure. The actual number of procedures performed in the three months ended September 30, 2002 decreased by 6% compared to the same period in 2001. Our manufacturing revenues increased $8,444,000 (51%) due to the acquisition of Frontline in May 2002 and Smit in July 2002. Our refractive revenues decreased $2,452,000 (56%). We disposed of our refractive operations in the third quarter of 2002 or shortly thereafter as previously discussed.

Our costs of services and general and administrative expenses (excluding depreciation and amortization and certain nonrecurring charges discussed below) for three months ended September 30, 2002 increased from 58% to 68% of revenues, primarily due to increases in our manufacturing operations, which has lower operating margins than our lithotripsy operations. Our costs of services associated with our lithotripsy operations increased $114,000 (2%) in absolute terms and increased from 29% to 35% of our lithotripsy revenues primarily due to decrease in revenues noted above. Our cost of services associated with our manufacturing operations increased $7,155,000 (51%) in absolute terms due to increased sales and costs related to our acquisitions and remained constant at 85% of our manufacturing revenues. Cost of services associated with our refractive operations decreased $1,209,000 (35%) in absolute terms, and increased from 80% to 120% of our refractive revenues due to decreased procedures from the same period a year ago. Our corporate expenses remained constant at 2% of revenues, decreasing $41,000 (4%) in absolute terms, as we continue to grow without adding a disproportionately higher amount of corporate expenses.

Depreciation and amortization expense decreased $1,981,000 for the three months ended September 30, 2002 compared to the same period in 2001, primarily due to the adoption of SFAS No. 142 on January 1, 2002, which eliminated amortization expense related to goodwill and due to certain lithotripsy units becoming fully depreciated in the fourth quarter of 2001.

In the third quarter of 2002, we recognized an impairment of approximately $17 million related to the disposal of our RVC operations. Additionally, we recognized an impairment related to certain lithotripsy assets located in south Florida due to a loss of the related revenue contracts.

Other expenses, net for the three months ended September 30, 2002 decreased $251,000 (10%) compared to the same period in 2001, primarily due to a $238,000 decrease in interest expense to our senior credit facility.

Minority interest in consolidated income for the three months ended September 30, 2002 decreased $1,721,000 compared to the same period in 2001, primarily as a result of a decrease in income from our lithotripsy segment which has significantly higher minority interest percentages than our other segments and due to our acquiring the remaining minority interest in our manufacturing segment. Earnings before interest, taxes, depreciation and amortization (EBITDA) attributable to minority interest was $7,074,000 for the three months ended September 30, 2002 compared to $8,866,000 for the same period in 2001.

Provision for income taxes for the three months ended September 30, 2002 decreased $6,522,000 compared to the same period in 2001 due to a decrease in taxable income.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $7,691,000 and $16,503,000 at September 30, 2002 and December 31, 2001, respectively. Cash provided by operations for the nine months ended September 30, 2002 was $35,167,000 compared to cash provided by operations for the nine months ended September 30, 2001 of $28,814,000. Fee and other revenue collected increased by $15,499,000 and was offset by the increase in cash paid to employees, suppliers of goods and others of $16,062,000. We attribute these fluctuations to increased operations primarily in our manufacturing segment as well as the timing of accounts receivable collections and accounts payable and accrued expense payments. A decrease in interest payments of $5,163,000 was due to timing of interest payments made on the 8.75% notes. Taxes refunded increased $2,300,000 from 2001 to 2002 due to the receipt of a 2001 tax refund in 2002.

Cash used in investing activities for the nine months ended September 30, 2002 was $18,156,000 compared to cash used in investing activities for the nine months ended September 30, 2001 of $11,763,000. The increase in cash used was attributable to an increase in the cash paid for acquisitions partially offset by decrease in cash paid for equipment purchases. Cash used in financing activities for the nine months ended September 30, 2002 was $25,823,000 compared to cash used for financing activities for the nine months ended September 30, 2001 of $21,325,000. The increase in cash used was primarily due to a net increase in payments on notes payable and distributions paid to minority interests.

We terminated our deferred compensation plan during the first quarter of 2002. We satisfied the related deferred compensation liability through the issuance of treasury stock, which we had previously held in the deferred compensation plan. We also retired all our treasury stock during the quarter ended September 30, 2002.

Senior Credit Facility
----------------------

We refinanced our senior credit facility, which is a revolving line of credit, in July 2002. The new facility has a borrowing limit of $50 million, $9.5 million of which was drawn at September 30, 2002 and $11.5 million at October 31, 2002. Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, restrict the amount of our consolidated debt, restrict our ability to make certain loans and investments and provide that we maintain certain financial ratios.

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

In August 2002, we entered into an interest rate swap which is designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate is based on LIBOR plus 4.56%.

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

During 1998, we announced a stock repurchase program of up to $25.0 million of our common stock. In February 2000, we announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 we increased this amount to $45.0 million. We did not repurchase any of our common stock during 2002 or 2001. From time to time, we may purchase additional shares of our common stock where, in our judgment, market valuations of our stock do not accurately reflect our past and projected results of operations. We intend to fund any additional stock purchases using cash flows from operations and borrowings under our senior credit facility. Under our repurchase program, through October 31, 2002, we had purchased 3,820,200 shares of our stock at total cost of $32,525,000. These shares were retired in August 2002.

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

                Item 3 - Quantitative and Qualitative Disclosures
                                About Market Risk



Interest Rate Risk
------------------

As of September 30, 2002, we had long-term debt (including current portion) totaling $117,459,000, of which $100 million has a fixed rate of interest of 8.75% (see discussion of interest rate swap below), $196,000 has fixed rates of 5% to 14%, $7,748,000 bears interest at a variable rate equal to a specified prime rate, $9,500,000 bears interest at a variable rate equal to LIBOR + 2 to 3.5% and $15,000 does not bear any interest. We are exposed to some market risk due to the floating interest rate debt totaling $17,248,000. We make monthly or quarterly payments of principal and interest on $7,748,000 of the floating rate debt. An increase in interest rates of 1.5% would result in a $259,000 annual increase in interest expense on this existing principal balance.

Additionally, in August 2002, we entered into an interest rate swap, which is designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate is based on LIBOR plus 4.56%.

                        Item 4 - Controls and Procedures


Within 90 days before the date of this report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

                          PRIME MEDICAL SERVICES, INC.



Date:    November 13, 2002         By: /s/ John Q. Barnidge
                                       --------------------
                                       John Q. Barnidge, Senior Vice President
                                       and Chief Financial Officer

                                  CERTIFICATION

I, Brad A. Hummel, President and Chief Executive Officer of Prime Medical Services, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Prime Medical Services, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002             By:   /s/ Brad A. Hummel
                                           -------------------------------------
                                           Brad A. Hummel
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, John Q. Barnidge, Chief Financial Officer of Prime Medical Services, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Prime Medical Services, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002               By:/s/ John Q. Barnidge
                                          --------------------------------------
                                          John Q. Barnidge
                                          Chief Financial Officer