Form 10-K
period 2002-12-31
PRIME MEDICAL SERVICES INC /TX/
filed 2003-03-14
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2002
                                       OR
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                              ________ to ________

                         Commission File Number: 0-22392

                          PRIME MEDICAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE 74-2652727
                              ---------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

               1301 Capital of Texas Highway, Austin, Texas 78746
               (Address of principal executive offices) (Zip Code)
                                 (512) 328-2892
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

         Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). YES X NO _

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

              Aggregate Market Value at March 1, 2003: $ 92,538,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding at
               Title of Each Class                     March 1, 2003
               -------------------                     -------------
          Common Stock, $.01 par value                   17,174,517

                       DOCUMENTS INCORPORATED BY REFERENCE
     Selected portions of the Registrant's definitive proxy material for the 2003 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

                          PRIME MEDICAL SERVICES, INC.,

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

References in this report to "we," "us," "our," and the "Company" mean Prime Medical Services, Inc. and (as the context may require) one or more of our subsidiaries.


                                     PART I

ITEM 1.  BUSINESS
-------  --------

We provide lithotripsy services in 34 states and design and manufacture trailers and coaches for transporting medical equipment and equipment for the media and broadcast industry. During 2002, we completed our divestiture of our operations in the refractive vision correction industry.

Lithotripsy
-----------

Lithotripsy is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. We have 68 lithotripters of which 64 are mobile and four are fixed sites. Our lithotripters performed approximately 33,400 procedures in the United States in 2002 through a network of partnerships with physicians serving approximately 375 hospitals and surgery centers in 34 states.

We provide services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Urologists render medical care utilizing the lithotripters. We believe that we are one of the largest providers of lithotripsy services in the U.S. and that we have created the industry's largest and most comprehensive lithotripsy database containing detailed treatment and outcomes data on over 150,000 procedures. We and our associated urologists utilize this database in seeking to provide the highest quality of lithotripsy services as efficiently as possible.

Manufacturing
-------------

We design, construct and engineer mobile trailers and coaches that transport high technology medical devices and equipment designed for broadcasting and communications applications. During 1997, we acquired a majority interest in AK Specialty Vehicles, which provides manufacturing services, installation, refurbishment and repair of trailers and coaches for mobile medical services providers, including non-lithotripsy medical services such as magnetic resonance imaging, cardiac catheterization labs, CT scanners, and postitron emission tomography. In May 2002, we acquired the remaining minority ownership interest in AK Specialty Vehicles which is now one of our wholly-owned subsidiaries.

In May 2001, we broadened our manufacturing platform by acquiring the assets of Calumet Coach Company, or Calumet. Since its founding more than 50 years ago, Calumet has produced thousands of special-purpose mobile units, earning a worldwide reputation for leadership in innovative design and quality manufacturing. Calumet's customers include industry leaders such as GE Medical Systems, Philips, Siemens Medical Systems, Dornier Medical Systems, hundreds of hospital systems and healthcare providers, and numerous broadcast and production companies.

In May 2002, we acquired the assets and certain liabilities of Frontline Communications Corporation, or Frontline. Frontline is a leading manufacturer and integrator of custom vehicles exclusively for the broadcast and communications industry with annualized sales at the date of acquisition of approximately $20 million. This acquisition expands our market share in the broadcast and communications industry and provides opportunities for combination synergy with our existing manufacturing operations.

In July 2002, we acquired Holland-based Smit Mobile Equipment Company, or Smit. Smit is a leading European manufacturer of mobile medical imaging vehicles, with annualized sales at the date of acquisition of approximately $9 million. The Smit acquisition expands our presence in the global marketplace as a manufacturer of specialty vehicles, strengthens our strategic position in the growing European market for high technology mobile medical imaging and broadcast and communication vehicles, allows us to eliminate the transportation costs associated with the production of vehicles in our US manufacturing plants as we shift production to the Smit plant in Holland, and results in our ownership of a proprietary vehicle body technology referred to as "Snap-Lock System." The Snap Lock System offers a unique construction technique which is expected to improve the manufacturing efficiency of the specialty vehicles manufactured by AK Specialty Vehicles and Frontline, while at the same time yielding a very high quality, corrosion resistant product.

Our manufacturing business is headquartered in Harvey, Illinois with additional manufacturing operations in Calumet City, Illinois, Sanford, Florida, Clearwater, Florida and Oud Bierjland, Holland. Additionally, we operate a service and sales facility in Camberley, England, and a sales office in Beijing, China.

Refractive
----------

Refractive Vision Correction ("RVC"), refers to the correction of common vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism using specialized laser applications. During 1999 and 2000, we acquired eleven refractive centers, and affiliated with physicians specializing in refractive surgery.

In 2002, we completed the divesture of our RVC operations, thereby affording us the opportunity to focus our resources on opportunities in our manufacturing and lithotripsy businesses.

We currently have two reportable segments: lithotripsy and manufacturing. RVC operations are also reported to allow for meaningful prior year comparisons. See Note M to the consolidated financial statements for segment disclosures.

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

The Social Security Act's Section 1877 ("Stark II"), passed in 1993, with an effective date of January 1, 1995, prohibited certain referrals for physicians with a financial interest in entities providing eleven "designated health services". Lithotripsy was not named as one of those "designated health services". On January 4, 1998, the Center for Medicare and Medicaid Services ("CMS") predecessor, the Health Care Financing Administration ("HCFA"), proposed rules which would include lithotripsy as a "hospital inpatient or outpatient service" because Medicare will only pay for lithotripsy services for Medicare patients to a hospital or "under arrangement" with a hospital. The American Lithotripsy Society ("ALS") submitted extensive comments to HCFA showing that Congress never intended lithotripsy to be covered under the Stark II ban. HCFA still adopted a final rule concluding that lithotripsy was covered under Stark II in January 2001.

The ALS and Urology Society of America ("USA") sued CMS contending that CMS' final Stark II regulations were unlawful. In July 2002, the Federal District Court for the District of Columbia issued an extensive opinion confirming ALS' and USA's contention that the Stark II statute did not provide that, and Congress did not intend, lithotripsy to be a "designated health service, thus subjecting physician owners of lithotripsy facilities to the ban of Stark II.

During 2001, we had successfully implemented a compliance program with Stark II regulatory requirements, which we viewed as generally being good business practice anyway. We believe all of our hospital contracts and lithotripsy subsidiaries are Stark II compliant inspite of its inapplicability to lithotripsy.

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

Equipment
---------

We purchase our lithotripsy equipment and maintain that equipment with either internal personnel or pursuant to service contracts with the manufacturers or other service companies. For mobile lithotripsy, we either purchase or lease the tractor, usually for a term up to five years, and purchase the trailer or a self contained coach.

We are not dependent on one manufacturer of lithotripters and have no long term or multi-system purchase commitments for equipment in place.

Employees
---------

As of March 1, 2003, we employed approximately 694 full-time employees and approximately 34 part-time employees.

Competition
-----------

The lithotripsy services market is highly fragmented and competitive. We compete with other private facilities and medical centers that offer lithotripsy services and with hospitals, clinics and individual medical practitioners that offer conventional and alternative medical treatment for kidney stones. We also compete with two public companies, both of whom also manufacture or distribute lithotripsy equipment, which may create different incentives for those providers in pricing lithotripsy services. Certain of our current and potential competitors have substantial financial resources and may compete with us for acquisitions and development of operations in markets we target. If the purchase price of lithotripters decreases, as a result of the development of less expensive lithotripsy equipment being developed or otherwise, competition could intensify. Increased competition could decrease our market share and prospects. Although most of our lithotripsy business is pursuant to lithotripsy service agreements, the duration of those agreements is limited to stated periods of time and most are either in their initial terms or have been renewed for a term of one to three years.

Our manufacturing segment competes with at least two privately held national companies in the mobile medical equipment market. We have at least five major competitors in the broadcast and satellite transmission industry. The primary competitive factors are price, quality, and product differences resulting from varying manufacturing techniques.

Available Information
---------------------

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Corporation, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free of charge on or through our Internet website (http://www.primemedical.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.  PROPERTIES
-------  ----------

Our principal executive office is located in Austin, Texas in an office building owned by us. We purchased the building in November, 2001 from American Physicians Service Group, Inc. ("APS"), for approximately $6.0 million. This purchase allowed us to protect a significant investment in leasehold improvements, especially certain installed and fixed networking equipment related to our central business office, and to provide room for future growth. We receive positive cash flow of approximately $25,000 per month from owning and leasing the building. Before this purchase, we paid APS approximately $21,000 per month for approximately 11,600 square feet of office space, reception and telephone services, and other support services. Subsequent to this transaction, APS leases approximately 23,000 square feet of the building from us.

For our manufacturing business, we own two buildings containing approximately 78,000 and 80,000 square feet of manufacturing and office space in Harvey and Calumet City, Illinois, respectively. Additionally, we lease approximately 35,000 square feet of manufacturing and office space in Sanford, Florida for approximately $20,000 a month, we lease approximately 58,000 square feet of manufacturing and office space in Clearwater, Florida for approximately $17,000 a month and we lease approximately 98,000 square feet of manufacturing and office space in Oud Bierjland, Holland for approximately $58,000 a month.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

The following table sets forth the high and low closing prices for our common stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System, for the years ended December 31, 2002 and 2001 (NASDAQ Symbol "PMSI").


                                      2002                      2001
                            High          Low           High         Low
                            ----          ---           ----         ---
     First Quarter         $ 8.00       $ 4.68        $ 7.03       $ 4.94
     Second Quarter        $11.88       $ 7.20        $ 6.88       $ 4.42
     Third Quarter         $11.65       $ 8.75        $ 5.50       $ 4.30
     Fourth Quarter        $ 9.95       $ 6.31        $ 5.22       $ 3.33

On March 1, 2003, we had 619 holders of record of our common stock.

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

Equity Compensation Plan Information
------------------------------------

Our amended and restated 1993 stock option plan currently provides that the aggregate number of shares of our common stock that may be issued upon the exercise of all options under the plan shall not exceed 4,550,000. The plan, and all amendments thereto, have been approved by our shareholders. As of December 31, 2002, we had no equity compensation plans in effect other than our 1993 stock option plan. The following table sets forth certain information as of December 31, 2002 about our equity compensation plan:


                                            (a)                        (b)                           (c)

                                                                                             Number of shares of our
                                                                                             common stock remaining
                                  Number of shares of our                                     available for future
                                 common stock to be issued                                    issuance under equity
                                     upon exercise of         Weighted-average exercise        compensation plans
                                   outstanding options,          price of outstanding         (exceeding securities
        Plan Category               warrants and rights      options, warrants and rights   reflected in column (a))
        -------------            ------------------------    ----------------------------   ------------------------
Our 1993 stock option plan               2,314,000                      $7.68                        827,916

Other equity compensation                   N/A                          N/A                           N/A
plans approved by our
security holders

Equity compensation plans not               N/A                          N/A                           N/A
approved  by  our  security
holders

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following tables set forth selected consolidated financial information of ours. This financial information should be read in conjunction with, and is qualified in its entirety by, our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This selected financial data for 2002, 2001, 2000, 1999 and 1998 has been derived from our consolidated financial statements.

(In thousands, except per share data)
                                                                       Years Ended December 31,
                                               2002             2001              2000             1999              1998
                                               ----             ----              ----             ----              ----
Revenues:
    Lithotripsy                             $70,301           $80,887            $83,335         $89,180          $ 92,053
    Manufacturing                            88,753            51,579             22,157          17,527            11,066
    RVC                                      10,143            22,332             23,501           3,414                --
    Other                                       739                70              1,702           2,053             1,517
                                           --------          --------           --------        --------          --------
    Total                                  $169,936          $154,868           $130,695        $112,174          $104,636
                                           ========          ========           ========        ========          ========
Income:
    Net income (loss)                      $    770          $(14,465)           $10,657         $15,039           $10,794
                                           ========          =========           =======         =======           =======
Diluted earnings (loss) per share             $0.05            $(0.92)             $0.66           $0.88             $0.57
                                              =====            =======             =====           =====             =====
Dividends per share                            None            None                 None            None              None
Total assets                               $265,839          $252,041           $276,218        $246,972          $240,198
                                           ========          ========           ========        ========          ========
Long-term obligations                      $118,306          $118,532           $123,172        $103,797          $100,987
                                           ========          ========           ========        ========          ========

Quarterly Data                                                  Quarter Ended
                                             March 31    June 30           Sept.  30        Dec.  31
                                             --------    -------           ---------        --------
2002                                                            (unaudited)
----
Revenues                                     $40,303     $40,704            $45,298         $43,631
Net income (loss)                             $2,106      $3,031            $(8,107)         $3,740
Per share amounts (basic):
    Net income (loss)                          $0.13       $0.19             $(0.48)          $0.22
    Weighted average shares outstanding       15,704      15,863             16,911          16,931
Per share amounts (diluted):
    Net income (loss)                          $0.13       $0.19             $(0.48)          $0.22
    Weighted average shares outstanding       15,743      16,199             16,911          17,154

2001
----
Revenues                                     $32,735     $38,940            $42,419         $40,774
Net income (loss)                             $1,971      $2,045             $2,298        $(20,779)
Per share amounts (basic):
    Net income (loss)                          $0.13       $0.13              $0.15          $(1.33)
    Weighted average shares outstanding       15,704      15,704             15,704          15,704
Per share amounts (diluted):
    Net income (loss)                          $0.13       $0.13              $0.15          $(1.33)
    Weighted average shares outstanding       15,723      15,716             15,706          15,704

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS OF THE COMPANY
         -----------------------------

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

General
-------

We provide lithotripsy services and design and manufacture trailers and coaches that transport high technology medical devices and equipment for the media and broadcast industry.

Lithotripsy Services. Lithotripsy is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. We own 68 lithotripters, 64 of which are mobile and four of which are fixed site. In 2002, physicians who are affiliated with us used our lithotripters to perform approximately 33,400 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

We also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance, and contracting with payors, hospitals and surgery centers. We do not directly bill, nor do we collect, for services rendered to Medicare or Medicaid.

Manufacturing. We design, construct and engineer mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices and equipment designed for broadcasting and communications applications, such as magnetic resonance imaging, or MRI, cardiac catheterization labs, CT scanware, lithotripters and postitron emission tomography, or PET.

Recent Developments
-------------------

In February 2003, we acquired Carlisle, Pennsylvania-based Winemiller Communications, Inc. for approximately $6.0 million. Winemiller provides turnkey remanufacturing and refurbishing of specialty vehicles utilized by the broadcast community.

In May 2002, we acquired the assets of Frontline Communications Corporation for approximately $12.8 million. Frontline produces custom vehicles exclusively for the broadcast and communications industry.

In May 2002, we acquired the remaining minority ownership interest in AK Specialty Vehicles.

In July 2002, we acquired Holland-based Smit Mobile Equipment Company for approximately $3.7 million. Smit is a leading European manufacturer of mobile imaging vehicles.

In 2002, we completed the divesture of our RVC operations, thereby affording us the opportunity to focus on our manufacturing and lithotripsy businesses.

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

Impairments of goodwill and other intangible assets is another critical accounting policy that requires judgement and is based on assumptions of future operations. We recognized impairments of goodwill totaling $21.6 million in our refractive business segment in the fourth quarter of 2001 based on discounted future cash flows from this business compared to the carrying value of the related assets.

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

Year ended December 31, 2002 compared to the year ended December 31, 2001
-------------------------------------------------------------------------

Our total revenues increased $15,068,000 (10%) as compared to the same period in 2001. Revenues from our lithotripter operations decreased by $10,586,000 (13%). Conversion of contracts from a retail style contract to a wholesale style contract, payor mix changes and renegotiation of contracts during the past year resulted in decreases in average revenue per procedure. The actual number of procedures performed decreased in 2002 to 33,400 from 37,500. Our manufacturing revenues increased by $37,174,000 (72%) primarily due to our acquisition of Calumet in May 2001, Frontline in May 2002 and Smit in July 2002. Our RVC revenues decreased $12,189,000 (55%). We disposed of our refractive operations during 2002 as previously discussed.

Our costs of services and general and administrative expenses (excluding depreciation, amortization and certain nonrecurring charges discussed below) increased from 58% to 66% of our revenues, primarily due to increases in our manufacturing operations, which have lower operating margins than our lithotripsy operations. These expenses increased $23,591,000 (26%) in absolute terms, compared to the same period in 2001. Our cost of services associated with our lithotripsy operations increased $125,000 (.5%) in absolute terms and increased from 32% to 37% of our lithotripsy revenues primarily due to decrease in revenues noted above. Our cost of services associated with our manufacturing operations increased $30,211,000 (69%) in absolute terms and decreased from 85% to 84% of our manufacturing revenues as we were able to maintain our margins while acquiring two additional manufacturing companies during 2002. Cost of services associated with our RVC operations decreased $6,362,000 (42%) in absolute terms, and increased from 68% to 87% of our RVC revenues because we disposed of our RVC operations during 2002 as previously discussed. Our corporate expenses remained constant at (2%) of revenues, decreasing $383,000 (10%) in absolute terms, as we continue to grow without adding a disproportionately higher amount of corporate expenses.

Depreciation and amortization expense decreased $7,564,000 for the year ended December 31, 2002 compared to the same period in 2001, primarily due to the adoption of SFAS No. 142 on January 1, 2002, which eliminated amortization expense related to goodwill and due to certain lithotripsy units becoming fully depreciated in the fourth quarter of 2001.

In the third quarter of 2002, we recognized an impairment of approximately $17 million related to the disposal of our RVC operations. Additionally, we recognized an impairment related to certain lithotripsy assets located in south Florida due to a loss of the related revenue contracts.

Our other expenses decreased $473,000 from 2001 to 2002, primarily due to a $1,286,000 decrease in interest expense related to our senior credit facility and partially offset by an increase of $906,000 in loan fees.

Minority interest in our consolidated income increased $2,580,000 primarily because minority interest in 2001 was significantly impacted by certain nonrecurring charges, which occurred in 2001 and are discussed below. Earnings before interest, taxes, depreciation, and amortization (EBITDA) attributable to minority interests was $25,001,000 for the year ended December 31, 2002 compared to $32,017,000 for the same period in 2001. EBITDA is not intended to represent net income or cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered a measure of our profitability or liquidity.

Our income tax expense for 2002 increased $8,539,000 over 2001 primarily due to the increase in our pretax income from the 2001 nonrecurring items discussed below.

Year ended December 31, 2001 compared to the year ended December 31, 2000
-------------------------------------------------------------------------

Our total revenues increased $24,173,000 (18%) as compared to the same period in 2000. Revenues from our lithotripsy operations decreased by $2,448,000 (3%) primarily due to our renegotiating hospital contracts, which resulted in a larger number of our contracts providing for per diem pricing, pursuant to our compliance program for the Stark II regulations. The actual number of procedures performed increased slightly in 2001 to 37,500 from 36,000. Our manufacturing revenues increased by $29,422,000 (133%) primarily due to our acquisition of Calumet in May 2001. Our RVC revenues decreased $1,169,000 (5%). Our RVC operations were affected by weakness in the economy, which is an industry-wide phenomenon. Our physician partners remain committed to our markets and focused on lowering costs to reflect marketplace realities and maintaining profitability. In 2002, we completed our divesture of our RVC operations. Revenues from our other operations declined $1,702,000 because we disposed of our prostatherapy and cardiac operations in 2000.

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

Liquidity and Capital Resources
-------------------------------

Cash Flows

Our cash and cash equivalents were $20,174,000 and $16,503,000 at December 31, 2002 and 2001, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the years ended December 31, 2002 and 2001, our subsidiaries distributed cash of approximately $25,063,000 and $24,721,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $48,131,000 for the year ended December 31, 2002 and $47,532,000 for the year ended December 31, 2001. From 2001 to 2002, fee and other revenue collected increased by $19,885,000 and was offset by the increase in cash paid to employees, suppliers of goods and others of $25,702,000. These fluctuations are attributable to increased operations primarily in our manufacturing segment as well as the timing of accounts receivable collections and accounts payable and accrued expense payments. A decrease in interest payments of $1,080,000 was due to our paying down our line of credit during 2002. Taxes paid decreased $5,561,000 from 2001 to 2002. Additionally, we purchased investments of $199,000 during 2002, offset by proceeds from sales and maturities of $811,000.

Cash used by our investing activities for the year ended December 31, 2002, was $20,607,000 primarily due to $17,354,000 used in our acquisition of Frontline, Smit and the remaining ownership interest in AK Specialty Vehicles. We purchased equipment and leasehold improvements totaling $6,116,000. We received $2,196,000 in distributions from investments. Cash used by our investing activities for the year ended December 31, 2001, was $17,835,000 primarily due to $9,692,000 used in one lithotripsy acquisition and our acquisition of Calumet, as well as payments of earnouts related to a prior year acquisition. We purchased equipment, real property and leasehold improvements totaling $11,153,000. We received $2,459,000 in distributions from investments.

Cash used in our financing activities for the year ended December 31, 2002, was $23,853,000, primarily due to distributions to minority interests of $25,063,000 and net payments on notes payable of $1,822,000, partially offset by contributions of $1,495,000 received from holders of minority interests related to expanding existing partnerships and new partnership formations, and $1,537,000 received from the exercise of stock options. Cash used in our financing activities for the year ended December 31, 2001, was $28,724,000, primarily due to distributions to minority interests of $24,721,000 and net payments on notes payable of $5,402,000, partially offset by contributions of $1,399,000 received from holders of minority interests related to expanding existing partnerships and new partnership formations.

Senior Credit Facility

We refinanced our senior credit facility, which is a revolving line of credit, in July 2002. The new facility has a borrowing limit of $50 million, $9.5 million of which was drawn at December 31, 2002 and $8.5 million at March 1, 2003. Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, restrict the amount of our consolidated debt, restrict our ability to make certain loans and investments and provide that we maintain certain financial ratios.

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

In August 2002, we entered into an interest rate swap which is designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate is based on LIBOR plus 4.57%.

General

We intend to increase our lithotripsy operations primarily through forming new operating subsidiaries in new markets as well as by acquisitions. We seek opportunities to grow our manufacturing operations through acquisitions, expanding our product lines and by selling to a broader customer base. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where appropriate.

During 1998, we announced a stock repurchase program of up to $25.0 million of our common stock. In February 2000, we announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 we increased this amount to $45.0 million. We did not repurchase any of our common stock during 2002 or 2001. From time to time, we may purchase additional shares of our common stock where, in our judgment, market valuations of our stock do not accurately reflect our past and projected results of operations. We intend to fund any additional stock purchases using cash flows from operations and borrowings under our senior credit facility. Under our repurchase program, through March 1, 2003, we have purchased 3,820,200 shares of our stock for a total cost of $32,524,000. These shares were retired in August 2002.

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

The scheduled principal repayments for all indebtedness as of December 31, 2002 are payable as follows:

                                            ( $ in thousands)

                                2003             $ 2,395
                                2004               1,542
                                2005              10,940
                                2006               4,252
                                2007                  51
                       Thereafter                101,521

Inflation
---------

Our operations are not significantly affected by inflation because we are not required to make large investments in fixed assets. However, the rate of inflation will affect certain of our expenses, such as employee compensation and benefits.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to a variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7. A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------         ----------------------------------------------------------

Interest Rate Risk
------------------

As of December 31, 2002, we had long-term debt (including current portion) totaling $120,701,000, of which $100 million has a fixed rate of interest of 8.75%, $892,000 has fixed rates of 5% to 11%, $4,670,000 bears interest at a variable rate equal to a specified prime rate, $13,603,000 bears interest at a variable rate equal to LIBOR + 2 to 3.5% and $15,000 does not bear any interest. The remaining $1,521,000 relates to fair market value of interest rate swap which is discussed below. We are exposed to some market risk due to the floating interest rate debt totaling $18,273,000. We make monthly or quarterly payments of principal and interest on $8,773,000 of the floating rate debt. An increase in interest rates of 1% would result in a $680,000 annual increase in interest expense on this existing principal balance.

Additionally, in August 2002, we entered into an interest rate swap, which is designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. This swap has the effect of converting $50 million of our 8.75% notes from a fixed to floating rate instrument with a rate of LIBOR plus 4.57%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     The information required by this item is contained in Appendix A attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders, except for the information regarding our executive officers, which is presented below. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

As of March 1, 2003, our executive officers were as follows:

Name                           Age       Position
----                           ---       --------
Kenneth S. Shifrin             53        Chairman of the Board
Brad A. Hummel                 46        Chief Executive Officer and President
John Q. Barnidge               51        Chief Financial Officer, Senior Vice
                                         President and Secretary
Bonnie Lankford                46        President of Urology Division
Phillip J. Supple              52        President of Manufacturing Division
Richard A. Rusk                41        Vice President and Controller

The foregoing does not include positions held in our subsidiaries. Our officers are elected for annual periods. There are no family relationships between any of our executive officers and/or directors.

Mr. Shifrin has been our Chairman of the Board and a director since October 1989. In addition, Mr. Shifrin has served in various capacities with American Physicians Service Group, Inc., or APS, since February 1985, and is currently Chairman of the Board and Chief Executive Officer of APS. Mr. Shifrin is a member of the World Presidents' Organization.

Mr. Hummel has been our President and Chief Executive Officer since June 2000. From October 1999 until June 2000, Mr. Hummel was our Executive Vice President and Chief Operating Officer. Before joining us, Mr. Hummel was with Diagnostic Health Services, Inc. since 1984, most recently serving as their President and Chief Operating Officer from 1987 to 1999, Chief Executive Officer from January 1999 to October 1999 and as a member of its board of directors. Subsequent to Mr. Hummel's departure, DHS filed for Chapter 11 bankruptcy reorganization in March 2000 and shortly thereafter re-emerged from bankruptcy in October 2000.

Mr. Barnidge has been our Chief Financial Officer, Senior Vice President and Secretary since December 2001. Mr. Barnidge was our Treasurer from August 2001 until December 2001. Before joining us, Mr. Barnidge, a CPA, was a partner in a public accounting and consulting firm from 1986 through July 2001. Mr. Barnidge is also a Certified Valuation Analyst and a Certified Fraud Examiner. He was formerly an Adjunct Professor in the University of Houston's Graduate School of Business.

Ms. Lankford was named President of our Urology division in January 2003. Ms. Lankford joined us in January 2001 and was named Vice President in June 2002. Ms. Lankford has twenty years experience in healthcare services and medical device sales, including senior sales and operations roles in a public company setting.

Mr. Supple was named President of our Manufacturing division in July 2002. Mr. Supple joined us in November 2000 as a Vice President in our Manufacturing division. Mr. Supple has twenty-five years experience with U.S. and European capital goods manufacturing concerns, including senior executive positions.

Mr. Rusk joined us in August 2000 as our Controller and was named Vice President in June 2002. Before joining us, Mr. Rusk, a CPA, was with KPMG LLP for approximately seventeen years, the last ten years as a senior audit manager.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders and is incorporated herein by reference.

Item 14. Controls and Procedures
-------- -----------------------

Within 90 days before the date of this report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------- ----------------------------------------------------------------

(a) 1. Financial Statements.
       ---------------------

       The information required by this item is contained in Appendix A attached hereto.

    2. Financial Statement Schedules.
       ------------------------------

       Schedule II-Valuation and Qualifying Accounts.

(b) Reports on Form 8-K.
    --------------------

         None.

(c) Exhibits. (1)
    ---------

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

    10.43  Operating Agreement for Washington Urological Services, LLC. (11)

    10.44* Amended and Restated 1993 Stock Option Plan, as amended
           June 10, 1998. (8)

    10.45  Agreement of Limited Partnership of Wyoming Urological Services, L.P.
           (11)

    10.46 Indenture Agreement dated March 27, 1998 between Prime Medical Services, Inc. and State Street Bank and Trust Company of Missouri, N.A. (6)

    10.118 Stock Repurchase Agreement dated December 31, 2000 by and between Prime Medical Services, Inc. and Innovative Medical
           Technologies, Inc. (13)

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

    10.122 Promissory Note dated December 31, 2000 by Innovative Medical Technologies, Inc. to Prime Medical Services Inc. (13)

    10.124 Executive Employment Agreement dated November 1, 2000 by and between Prime Medical Services, Inc. and Brad A. Hummel. (13)

    10.126 Non-Competition  Release and Severance Agreement dated
           December 29, 2000 by and between Prime Medical Services, Inc. and Joseph Jenkins, M.D. (13)

    10.157 Agreement of Limited Partnership for Western Kentucky Lithotripters Limited Partnership. (13)

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

    10.168 Real Estate Contract by and between American Physicians Service Group, Inc. and Prime Medical Management, LP. (14)

    10.171 Release and Severance Agreement dated December 30, 2001 by and between Prime Medical Services Inc. and Cheryl Williams. (14)

    10.172 Release and Severance Agreement dated December 30, 2001 by and between Prime Medical Services Inc. and Kenneth S. Shifrin. (14)

    10.173 Board Service Agreement dated December 30, 2001 by and between Prime Medical Services Inc. and Kenneth S. Shifrin. (14)

    10.174 Asset Purchase and Sale Agreement dated May 31, 2002 between Frontline Communications and Prime Kidney Stone Treatment, Inc. (15)

    10.175 Purchase Agreement dated May 31, 2002 between Lawrence J. Sodomire, Robert W. Bachman and Prime Medical Services, Inc. (15)

    10.176 Share Transfer Agreement dated September 30, 2002 between Prime Medical Services, Inc., AK Specialty Vehicles B.V. and J.W. Smit Holding B.V. (15)

    10.177 Fifth Amended and Restated Loan Agreement dated July 26, 2002 for $50,000,000 Revolving Credit Loan between Prime Medical Services, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank One, N.A. as Documentation Agent and the Lenders Named Therein. (15)

    10.178*Amended and Restated 1993 Stock Option Plan, as amended
           June 18, 2002.

    10.179 Merger Agreement dated February 7, 2003 between Prime Medical Services Inc. and Winemiller Communications, Inc. (15)

    12     Computation of ratio of earnings to fixed charges.  (15)

    21.1   List of subsidiaries of the Company.  (15)

    23.1   Independent Auditors' Consent of KPMG LLP.   (15)

    99.1   Certification of Chief Executive Officer

    99.2   Certification of Chief Financial Officer

------------

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

    (13) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31,2000

    (14) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31,2001

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

By:      /s/ Kenneth S. Shifrin
         -----------------------------------
         Kenneth S. Shifrin
         Chairman of the Board

Date:


By:      /s/ John Q. Barnidge
         ---------------------------------
         John Q. Barnidge
         Senior Vice President, Secretary
         and Chief Financial Officer (Principal
         Financial and Accounting Officer)

Date:


By:      /s/ Joseph Jenkins
         Joseph Jenkins, M.D., Director


Date:


By:      /s/ William A. Searles
         ---------------------------------
         William A. Searles, Director


Date:

By:      /s/ Michael J. Spalding
         -------------------------------------
         Michael J. Spalding, M.D., Director


Date:


By:      /s/ Michael R. Nicolais
         -------------------------------------
         Michael R. Nicolais, Director


Date:



By:      /s/ R. Steven Hicks
         ----------------------------------
         R. Steven Hicks, Director


Date:



By:      /s/ Carl S. Luikart
         ----------------------------------
         Carl S. Luikart, M.D., Director


Date:

                                  CERTIFICATION



I, Brad A. Hummel, President and Chief Executive Officer of Prime Medical Services, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Prime Medical Services, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March  7, 2003                By:   /s/ Brad A. Hummel
                                           ------------------

                                           Brad A. Hummel
                                           President and Chief Executive Officer

                                  CERTIFICATION



I, John Q. Barnidge, Chief Financial Officer of Prime Medical Services, Inc., certify that:



         1. I have reviewed this annual report on Form 10-K of Prime Medical Services, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March  7, 2003             By:  /s/ John Q. Barnidge
                                       -----------------------------
                                       John Q. Barnidge
                                       Chief Financial Officer

                                   APPENDIX A

                                      INDEX
                                      -----



                                                                            Page
Independent Auditors' Report                                                A-2

Consolidated Financial Statements:

  Consolidated Statements of Income for the years ended December 31,        A-3
  2002, 2001 and 2000.

  Consolidated Balance Sheets at December 31, 2002 and 2001.                A-4

  Consolidated Statements of Stockholders' Equity for the years ended       A-6
  December 31, 2002, 2001 and 2000.

  Consolidated Statements of Cash Flows for the years ended                 A-7
  December 31, 2002, 2001 and 2000.

  Notes to Consolidated Financial Statements.                               A-10

Schedule II- Valuation and Qualifying Accounts for the years ended          S-1
  December 31, 2002 and 2001

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Medical Services, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes B and C to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangibles.


/s/:KPMG LLP

Austin, Texas
February 14, 2003


                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
                                                                               Years Ended December 31,
                                                                      2002                2001              2000
                                                                   ------------        -----------        ----------
Revenue:
     Lithotripsy:
         Fee revenues                                                 $ 69,089            $75,789          $ 77,143
         Management fees                                                   475              3,099             3,684
         Equity income                                                     737              1,999             2,508
                                                                   ------------        -----------        ----------
                                                                        70,301             80,887            83,335
     Manufacturing                                                      88,753             51,579            22,157
     Refractive                                                         10,143             22,332            23,501
     Prostatherapy                                                           -                  -             1,578
     Other                                                                 739                 70               124
                                                                   ------------        -----------        ----------
         Total revenue                                                 169,936            154,868           130,695
                                                                   ------------        -----------        ----------

Cost of services and general and administrative expenses:
     Lithotripsy                                                        26,292             26,167            22,416
     Manufacturing                                                      74,112             43,901            17,149
     Refractive                                                          8,862             15,224            13,856
     Prostatherapy                                                           -                  -             1,324
     Other                                                                   -                  -               135
     Corporate                                                           3,603              3,986             4,486
     Relocation of central billing office                                    -                  -               698
     Nonrecurring development, impairment
          and other costs, net                                          17,740             44,580             1,830
                                                                   ------------         -----------        ----------
                                                                       130,609            133,858            61,894
Depreciation and amortization                                            6,671             14,235            14,187
                                                                   ------------        -----------        ----------
         Total operating expenses                                      137,280            148,093            76,081
                                                                   ------------        -----------        ----------

Operating income                                                        32,656              6,775            54,614

Other income (expenses):
     Interest and dividends                                                237                445             1,176
     Interest expense                                                   (9,697)           (10,983)          (10,563)
     Loan fees                                                          (1,069)              (163)             (173)
     Other, net                                                            498                197                83
                                                                   ------------        -----------        ----------
                                                                       (10,031)           (10,504)           (9,477)
                                                                   ------------        -----------        ----------
Income (loss) before provision (benefit) for income taxes
     and minority interest                                              22,625             (3,729)           45,137

Minority interest in consolidated income                                21,830             19,250            27,754

Provision (benefit) for income taxes                                        25             (8,514)            6,726
                                                                   ------------        -----------        ----------

Net income (loss)                                                        $ 770          $ (14,465)         $ 10,657
                                                                   ============        ===========        ==========

Basic earnings (loss) per share:
     Net income (loss)                                                  $ 0.05            $ (0.92)           $ 0.66
                                                                   ============        ===========        ==========
     Weighted average shares outstanding                                16,352             15,704            16,085
                                                                   ============        ===========        ==========

Diluted earnings (loss) per share:
     Net income (loss)                                                  $ 0.05            $ (0.92)           $ 0.66
                                                                   ============        ===========        ==========
     Weighted average shares outstanding                                16,621             15,704            16,170
                                                                   ============        ===========        ==========

                           See accompanying notes to consolidated financial statements.

                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS


($ in thousands)                                                                              December 31,
                                                                                       2002                 2001
                                                                                    ------------        ------------
ASSETS

Current assets:
     Cash and cash equivalents                                                          $20,174             $16,503
     Investments                                                                              -                 612
     Accounts receivable, less allowance for doubtful
         accounts of $629 in 2002 and $2,172 in 2001                                     21,137              21,781
     Other receivables                                                                      736               3,167
     Deferred income taxes                                                                5,662               1,658
     Prepaid expenses and other current assets                                            3,513               4,349
     Inventory                                                                           16,407              11,143
                                                                                    ------------        ------------

         Total current assets                                                            67,629              59,213
                                                                                    ------------        ------------

Property and equipment:
     Equipment, furniture and fixtures                                                   41,924              52,735
     Building and leasehold improvements                                                 10,195              11,282
                                                                                    ------------        ------------

                                                                                         52,119              64,017
     Less accumulated depreciation and
         amortization                                                                   (27,435)            (32,823)
                                                                                    ------------        ------------

         Property and equipment, net                                                     24,684              31,194
                                                                                    ------------        ------------

Other investments                                                                         4,279               4,737
Goodwill, at cost, net of accumulated amortization                                      161,783             151,687
Other noncurrent assets                                                                   7,464               5,210
                                                                                    ------------        ------------

                                                                                       $265,839            $252,041
                                                                                    ============        ============



















                                   See accompanying notes to consolidated financial statements.
                                                               A-4

                          PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS (continued)


($ in thousands, except share data)                                                    December 31,
                                                                                  2002               2001
                                                                               -----------        ------------
LIABILITIES

Current liabilities:
     Current portion of long-term debt                                            $ 2,395             $ 3,002
     Accounts payable                                                               6,570               5,481
     Accrued distributions to minority interests                                    8,333               6,739
     Accrued expenses                                                              10,548              13,128
     Customer deposits                                                              3,589                   -
                                                                               -----------        ------------

         Total current liabilities                                                 31,435              28,350

Long-term debt, net of current portion                                            118,306             117,364
Deferred compensation liability                                                         -               1,168
Deferred income taxes                                                               7,522               1,065
                                                                               -----------        ------------

         Total liabilities                                                        157,263             147,947

Minority interest                                                                   9,942              18,618


STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none outstanding                                                       -                   -
Common stock, $0.01 par value, 40,000,000 shares
     authorized; 16,931,017 issued in 2002 and 19,524,533 issued in 2001;             169                 195
     16,931,017 outstanding in 2002 and 15,562,734 outstanding in 2001
Capital in excess of par value                                                     67,849              89,128
Accumulated earnings                                                               30,616              29,846
Treasury stock, at cost, 3,961,799 shares in 2001                                       -             (33,693)
                                                                               -----------        ------------

         Total stockholders' equity                                                98,634              85,476
                                                                               -----------        ------------

                                                                                 $265,839            $252,041
                                                                               ===========        ============









                                   See accompanying notes to consolidated financial statements.

                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       For the years ended December 31, 2002, 2001 and 2000


($ in thousands, except share data)                                        Capital in
                                                       Issued Common Stock Excess of  Accumulated     Treasury Stock
                                                       Shares    Amount    Par Value   Earnings      Shares     Amount      Total
                                                      ------------------------------------------------------------------------------

Balance, December 31, 1999                             19,367,267   194      87,655     33,654     (2,875,300)   (24,821)    96,682

     Net income                                                 -     -           -     10,657              -          -     10,657

     Issuance of warrants                                       -     -       1,211          -              -          -      1,211

     Stock options exercised under
         a deferred compension plan                       141,599     1           -          -       (141,599)    (1,169)    (1,168)

     Exercise of stock options including tax benefit
         of $18 on non-qualifying exercises                15,667     -         112          -              -          -        112

     Purchase of treasury stock                                 -     -           -          -       (944,900)    (7,703)    (7,703)
                                                      ------------------------------------------------------------------------------

Balance, December 31, 2000                             19,524,533   195      88,978     44,311     (3,961,799)   (33,693)    99,791

     Net loss                                                   -     -           -    (14,465)             -          -    (14,465)

     Issuance of warrants                                       -     -         150          -              -          -        150
                                                      ------------------------------------------------------------------------------

Balance, December 31, 2001                             19,524,533   195      89,128     29,846     (3,961,799)   (33,693)    85,476

     Net income                                                 -     -           -        770              -          -        770

     Issuance of stock - deferred compensation                  -     -           -          -        141,599      1,168      1,168

     Retirement of treasury stock                      (3,820,200)  (38)    (32,487)         -      3,820,200     32,525          -

     Issuance of stock                                  1,047,517    10       9,308          -              -          -      9,318

     Exercise of stock options including tax benefit
         of $365 on non-qualifying exercises              179,167     2       1,900          -              -          -      1,902
                                                      ------------------------------------------------------------------------------

Balance, December 31, 2002                             16,931,017   169      67,849     30,616              -          -     98,634
                                                      ==============================================================================



                                   See accompanying notes to consolidated financial statements.

                                      PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


($ in thousands)                                                               Years Ended December 31,
                                                                        2002             2001              2000
                                                                    ------------     ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected                                  $ 172,036        $ 152,151        $ 120,507
     Cash paid to employees, suppliers
         of goods and others                                           (118,740)         (93,038)         (63,236)
     Purchases of investments                                              (199)          (1,857)          (3,714)
     Proceeds from sales and maturities of investments                      811            2,666            6,615
     Interest received                                                      237              265            1,154
     Interest paid                                                      (10,110)         (11,190)         (10,405)
     Taxes refunded (paid)                                                4,096           (1,465)          (5,741)
                                                                    ------------     ------------      -----------

         Net cash provided by operating activities                       48,131           47,532           45,180
                                                                    ------------     ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equity investments and entities                        (17,354)          (9,692)         (23,784)
     Purchases of property and equipment                                 (6,116)         (11,153)         (12,975)
     Proceeds from sales of equipment                                       667              551              277
     Distributions from investments                                       2,196            2,459            2,680
                                                                    ------------     ------------      -----------

         Net cash used in investing activities                          (20,607)         (17,835)         (33,802)
                                                                    ------------     ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable, exclusive of interest                   (14,134)         (23,343)          (3,075)
     Borrowings on notes payable                                         12,312           17,941           21,592
     Distributions to minority interest                                 (25,063)         (24,721)         (27,092)
     Contributions by minority interest                                   1,495            1,399              202
     Exercise of stock options                                            1,537                -              164
     Purchase of treasury stock                                               -                -           (7,703)
                                                                    ------------     ------------      -----------

         Net cash used in financing activities                          (23,853)         (28,724)         (15,912)
                                                                    ------------     ------------      -----------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                 3,671              973           (4,534)

Cash and cash equivalents, beginning of year                             16,503           15,530           20,064
                                                                    ------------     ------------      -----------

Cash and cash equivalents, end of year                                 $ 20,174         $ 16,503         $ 15,530
                                                                    ============     ============      ===========











                               See accompanying notes to consolidated financial statements.



                                       PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


($ in thousands)                                                            Years Ended December 31,
                                                                    2002             2001             2000
                                                                 ------------     ------------     ------------
Reconciliation of net income (loss) to net cash
     provided by operating activities:
Net income (loss)                                                      $ 770        $ (14,465)        $ 10,657
Adjustments to reconcile net income (loss) to cash provided
     by operating activities:
         Minority interest in consolidated income                     21,830           19,250           27,754
         Depreciation and amortization                                 6,671           14,235           14,187
         Provision for uncollectible accounts                            405            8,111              110
         Equity in earnings of affiliates                               (692)          (1,782)          (2,342)
         Provision for deferred income taxes                           2,453           (9,062)           1,298
         Impairment of goodwill and other assets                      15,762           29,717            1,230
         Other                                                           863              426             (161)
     Changes in operating assets and liabilities,
         net of effect of purchase transactions:
             Investments                                                 612              629            2,879
             Accounts receivable                                       2,341            3,111           (7,729)
             Other receivables                                         1,772            3,916           (3,400)
             Other assets                                              1,811             (273)            (839)
             Accounts payable                                         (2,115)          (7,300)             556
             Accrued expenses                                         (4,352)           1,019              980
                                                                 ------------     ------------     ------------

     Total adjustments                                                47,361           61,997           34,523
                                                                 ------------     ------------     ------------

Net cash provided by operating activities                           $ 48,131         $ 47,532         $ 45,180
                                                                 ============     ============     ============



















                               See accompanying notes to consolidated financial statements.


                                          PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


($ in thousands)                                                                       Years Ended December 31,
                                                                                2002            2001            2000
                                                                             ------------    ------------    ------------
SUPPLEMENTAL INFORMATION OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:
At December 31, the Company had accrued distributions payable to minority interests.  The effect of this transaction was as follows:
         Current liabilities increased by                                        $ 8,333         $ 6,739         $ 7,930
         Minority interest decreased by                                            8,333           6,739           7,930

In 2002, the Company acquired the remaining minority interest in their manufacturing segment
     These transactions are discussed further in Note D.  The acquired assets and liabilities were as follows:
         Noncurrent assets increased by                                              500               -               -
         Goodwill increased by                                                     4,376               -               -
         Minority interest decreased by                                            3,459               -               -
         Stockholder's equity increased by                                         6,414               -               -

In 2002, the Company acquired two manufacturing companies.
     These transactions are discussed further in Note D.  The acquired assets and liabilities were as follows:
         Current assets increased by                                              10,607               -               -
         Noncurrent assets increased by                                              980               -               -
         Goodwill increased by                                                    15,929               -               -
         Current liabilities increased by                                          9,476               -               -
         Stockholder's equity increased by                                         2,904               -               -

In 2001, the Company acquired a lithotripsy company.
     These transactions are discussed further in Note D.  The acquired assets and liabilities were as follows:
         Noncurrent assets increased by                                                -             500               -
         Goodwill increased by                                                         -           1,913               -
         Current liabilities increased by                                              -             150               -
         Noncurrent liabilities increased by                                           -             415               -

In 2001, the Company acquired a manufacturing company.
     These transactions are discussed further in Note D.  The acquired assets and liabilities were as follows:
         Current assets increased by                                                   -          11,203               -
         Noncurrent assets increased by                                                -           2,607               -
         Goodwill increased by                                                         -           6,789               -
         Current liabilities increased by                                              -          13,204               -
         Minority interest decreased by                                                -            (408)              -

In 2000, the Company acquired four refractive centers.
     These transactions are discussed further in Note D.  The acquired assets and liabilities were as follows:
         Current assets increased by                                                   -               -             594
         Noncurrent assets increased by                                                -               -           7,221
         Goodwill increased by                                                         -               -          20,899
         Current liabilities increased by                                              -               -             701
         Noncurrent liabilities increased by                                           -               -           2,082
         Minority interest increased by                                                -               -           1,005
         Capital in excess of par value increased by                                   -               -           1,142

In 2000, 147,000 options were exercised into a deferred
     compensation plan.
         Noncurrent liabilities (decreased) increased by                          (1,168)              -           1,168
         Stockholder's equity increased (decreased) by                             1,168               -          (1,168)

                                  See accompanying notes to consolidated financial statements.



                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       ORGANIZATION AND OPERATION OF THE COMPANY
         -----------------------------------------

Prime Medical Services, Inc. ("Prime," "we," "us," "our," and the "Company"), is a specialty healthcare provider of lithotripsy services and is a manufacturer of trailers and coaches for mobile medical service providers and mobile broadcast and communications vehicles. During 2002, we completed our divestiture from the refractive vision correction industry.

We are headquartered in Austin, Texas and provide lithotripsy services in 34 states. Our manufacturing segment is headquartered in Harvey, Illinois with additional manufacturing operations in Calumet City, Illinois; Sanford, Florida; Clearwater, Florida and Holland. We also operate a service and sales facility in Camberley, England, and a sales office in Beijing, China.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Consolidation
-------------

The consolidated financial statements include the accounts of Prime, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. The related partnership agreements provide for broad powers by the general partner. The limited partners do not participate in the management of the partnership and do not have the right to remove the general partner without the unanimous vote of the limited partners. Investments in entities in which our investment is less than 50% ownership and we do not have significant control, are accounted for by the equity method if ownership is between 20% - 50%, or by the cost method if ownership is less than 20%. Through December 31, 2002, we had received approximately $109,000 in distributions in excess of our earnings recorded using the equity method. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents
----------------

We consider as cash equivalents demand deposits and all short-term investments with a maturity at date of purchase of three months or less.

Investments
-----------

We classify our investments in debt and equity securities as trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. The change in net unrealized holding gain or loss on trading securities was not material for the years ended December 31, 2002 and 2001.

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

Goodwill and Other Intangible Assets
------------------------------------

We record as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. As of January 1, 2002, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Prior to January 1, 2002, goodwill was amortized using the straight-line basis over a period not to exceed thirty years for the manufacturing segment, twenty-five years for the refractive segment and forty years for the lithotripsy segment.

Revenue Recognition
-------------------

Our lithotripsy fee revenues are based upon fees charged for services to hospitals, commercial insurance carriers, state and federal health care agencies, and individuals, net of contractual fee reductions. Revenues generated from management services are recognized as the related management services are provided. Our refractive revenues were based on fees charged for services to individuals or commercial insurance carriers, net of contractual fee reductions.

Revenues from the manufacture of trailers are primarily recognized under the completed contract method during 2002 and 2001. Prior to 2001, a unit in the production cycle almost always had a specific sales contract signed prior to the start of the manufacturing process. Revenue was recognized for these units on the percentage of completion method. We did occasionally have excess production capacity, which would allow for production of a limited number of units to begin prior to a signed contract. These limited numbers of units were accounted for on the completed contract method. Beginning in 2001, more units were placed into production prior to entering into actual sales contracts. A sales contract is often signed during the latter part of the production cycle. The use of the completed contract method became prevalent with the acquisition of Calumet in May, 2001, which more than doubled our production capacity.

Major Customers and Credit Concentrations
-----------------------------------------

A significant portion of our manufacturing revenues are from six customers. For the years ended December 31, 2002 and 2001, sales to these six customers accounted for 27% and 48% of each year's manufacturing revenues, respectively.

   ------------------------------------------

Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers, as well as their dispersion across many geographic areas. Other than as disclosed below, we do not consider ourself to have any significant concentrations of credit risk. At December 31, 2002, approximately 6% of accounts receivable relate to units operating in Texas, 4% relate to units located in Louisiana, 3% relate to units operating in Virginia, and 4% relate to units located in California. At December 31, 2001, approximately 12% of accounts receivable relate to units operating in Texas, 7% relate to units located in Louisiana, 5% relate to units located in Virginia, and 8% relate to units located in California.

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

Accounts Receivable
-------------------

Accounts receivable are recorded based on revenues, net of contractual adjustments and less an estimated allowance for doubtful accounts.

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

   ------------------------------------------

Stock-Based Compensation
------------------------

Upon adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), in 1996, we have continued to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. We have provided proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our proforma information follows (in thousands except for earnings per share information):

                                             2002         2001         2000
                                             ----         ----         ----

Pro forma net (loss) income                 $(120)     $(15,430)      $8,694
Pro forma (loss) earning per share:
     Basic                                 $(0.01)       $(0.98)       $0.54
     Diluted                               $(0.01)       $(0.98)       $0.54

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

Reclassification
----------------

Certain reclassifications have been made to amounts presented in previous years to be consistent with the 2002 presentation.

Product Warranties
------------------

The Company generally warrants its manufacturing products against certain manufacturing and other defects. These product warranties are provided for specific periods of time usually less than one year depending on the nature of the product, the geographic location of its sale and other factors. As of December 31, 2002 and 2001, the Company had less than $1 million

   ------------------------------------------

accrued for estimated product warranty claims. The accrued product warranty costs are based on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for each of the years 2002, 2001, and 2000 was less than $500,000.

Earnings Per Share
------------------

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such earnings per share data is as follows:

(In thousands, except per share data)
                                            Net
                                           (Loss)       No. of      Per Share
  For the year ended December 31, 2002     Income       Shares        Amounts
  ------------------------------------     ------       ------        -------

  Basic                                    $  770       16,352          $0.05
                                                                        =====
  Effect of dilutive securities:
         Options and warrants                 -            269
                                           ------      -------          -----
  Diluted                                  $  770       16,621          $0.05
                                           ======       ======          =====


  For the year ended December 31, 2001
  ------------------------------------
  Basic                                  ($14,465)      15,704         ($0.92)
                                                                        ======
  Effect of dilutive securities:
         Options                              -            -
                                                       -------     ----------
  Diluted                                ($14,465)      15,704         ($0.92)
                                         =========     =======      ==========

  For the year ended December 31, 2000
  ------------------------------------

  Basic                                   $10,657       16,085          $0.66
                                                                        =====
  Effect of dilutive securities:
         Options                              -             85
                                         --------     --------
  Diluted                                 $10,657       16,170          $0.66
                                        =========       ======          =====

Unexercised employee stock options and warrants to purchase 731,000, 2,462,000 and 1,638,000 shares of our common stock as of December 31, 2002, 2001 and 2000, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of our common stock during the respective periods or because the effect of including the contingently issuable options would decrease the loss per share for 2001.

   ------------------------------------------

Recently Issued Pronouncements
------------------------------

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the

   ------------------------------------------

Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to a variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

C. GOODWILL AND OTHER INTANGIBLE ASSETS
   ------------------------------------

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Under the new standard, we no longer amortize goodwill and indefinite life intangible assets, but those assets are subject to annual impairment tests. Other intangible assets with finite lives consisted primarily of non-compete agreements, hospital contracts and patents at December 31, 2002 and 2001 and we have included them as other noncurrent assets in the accompanying consolidated balance sheets. The agreements will continue to be amortized over their useful lives.

In accordance with SFAS 142, we have not restated prior period amounts. A reconciliation of the previously reported net income and earnings per share for the years ended December 31, 2001 and 2000 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

For the year ended December 31, 2001
------------------------------------
($ in thousands, except per share data)  Net (Loss)    Basic EPS   Diluted EPS
                                         ----------    ---------   -----------

Reported net (loss)                       $(14,465)      $(0.92)        $(0.92)
Add: amortization adjustment                 4,100         0.26           0.26
                                          ---------     --------       --------
Adjusted net (loss)                       $(10,365)      $(0.66)        $(0.66)
                                          =========     ========       ========

   ------------------------------------

For the year ended December 31, 2000       Net Income    Basic EPS  Diluted EPS
------------------------------------      -----------    ---------  -----------

($ in thousands, except per share data)

Reported net income                         $10,657      $ 0.66          $ 0.66
Add: amortization adjustment                  3,900        0.24            0.24
                                            -------    ---------     ----------
Adjusted net income                         $14,557      $ 0.90          $ 0.90
                                            =======    ========       =========

The net carrying value of goodwill as of December 31, 2002 is comprised of the following:

                          Total      Lithotripsy   Manufacturing        RVC
                       ---------     -----------   -------------     -------
Beginning of the year  $ 151,687     $ 129,860       $ 11,197        $10,630
  Additions               20,726         -             20,726           -
  Deletions              (10,630)        -              -            (10,630)
                       ---------     ---------       --------        -------
End of the year        $ 161,783     $ 129,860       $ 31,923           -
                       =========     =========       ========        =======

Other intangible assets as of December 31, 2002, subject to amortization expense, are comprised of the following:
                           Gross Carrying          Accumulated
                              Amount               Amortization           Net
                           --------------          ------------         --------
Lithotripsy                  $   610                 $   279              $  331
Manufacturing                    750                     130                 620
                             -------                 -------              ------
    Total                    $ 1,360                 $   409              $  951
                             =======                 =======              ======

Amortization expense for other intangible assets with finite lives was $559,000 for the year ended December 31, 2002. We estimate annual amortization expense for each of the five succeeding fiscal years as follows:
                                 Year                 Amount
                                 ----                 ------
                                 2003              $ 388,000
                                 2004                253,000
                                 2005                168,000
                                 2006                100,000
                                 2007                 42,000

D. ACQUISITIONS
   ------------

Effective May 31, 2002, we acquired the assets and certain liabilities of Frontline Communications Corporation ("Frontline"). Frontline is a leading manufacturer and integrator of custom vehicles exclusively for the broadcast and communications industry with annualized sales at the date of acquisition of approximately $20 million (unaudited). This acquisition expands our market share in the broadcast and communications industry and provides opportunities for combination synergy with our existing manufacturing operations. The aggregate purchase price was approximately $12.8 million, comprised of approximately $10.1

   ------------

million in cash and $2.7 million of our common stock. We determined the number of shares of our common stock to be issued by using an average closing price of our common stock over the ten trading days ending 5 days prior to May 31, 2002. Approximately 300,000 shares were issued. We recognized approximately $12 million of goodwill related to this transaction, which is all tax deductible.

Also effective May 31, 2002, we acquired the remaining 20% ownership interest in our manufacturing subsidiary, AK Specialty Vehicles. The aggregate purchase price was approximately $8.2 million comprised of $1.8 million in cash and $6.4 million of our common stock. We determined the number of shares of our common stock to be issued by using an average closing price for the twenty trading days ending five days prior to the date of the Purchase Agreement. Approximately 730,000 shares were issued. We recognized $4.5 million of goodwill related to this transaction, which is all tax deductible.

Effective July 1, 2002, we acquired Holland-based Smit Mobile Equipment Company, a leading European manufacturer of mobile medical imaging vehicles, with annualized sales at the date of acquisition of approximately $9 million (unaudited). This acquisition expands our presence in the global marketplace as a manufacturer of specialty vehicles, strengthens our strategic position to participate in the growing European market for high technology mobile medical imaging and broadcast and communication vehicles, allows us to eliminate the transportation costs associated with the production of vehicles in our US manufacturing plants as we shift production to the Smit plant in Holland, and provides access to patented vehicle body technology, the "Snap-Lock System". The Snap-Lock System offers a unique construction technique, which is expected to improve the manufacturing efficiency of the specialty vehicles manufactured by AK Specialty Vehicles and Frontline, while at the same time yielding a very high quality, corrosion resistant product. Under the terms of the acquisition, we paid $3.5 million in cash and issued 20,900 shares of our common stock valued at $210,000. Additionally, we could pay an additional $1.7 million in common stock in the event that certain profitability objectives are met over the following two years. We recognized approximately $4 million of goodwill related to this transaction, which is not tax deductible.

On January 10, 2001, we acquired all the outstanding stock of the Windsor Group, Inc. (Windsor) for approximately $1.8 million and accounted for the transaction using the purchase method of accounting. Windsor's primary activity was its 60% general partner interest in Sunbelt Lithotripsy Associates Ltd. ("Sunbelt"). Sunbelt provided lithotripsy services at eight Houston, Texas area hospitals. On January 11, 2001, all operating assets and related liabilities of Sunbelt were sold to a new partnership formed by us. We recognized approximately $1.9 million in goodwill related to these transactions.

On May 2, 2001, our manufacturing subsidiary, AK Associates, LLC ("AK"), acquired the assets of Calumet Coach Company ("Calumet") for approximately $6.4 million plus the assumption of certain liabilities and accounted for the transaction using the purchase method of accounting. Since its founding more than 50 years ago, Calumet has produced thousands of

   ------------

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

Effective March 1, 2000, we purchased a 60% interest in the Mann Berkeley Caplan Laser Center of Austin, Texas, a refractive vision correction center. We paid approximately $3.8 million in cash and issued warrants to purchase 27,000 shares of common stock, and have accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, we issued warrants to purchase 28,000 shares of common stock to a third party. During 2002, we transferred our interest in this center back to related doctors.

Effective March 1, 2000, we purchased a 60% interest in the Caster Eye Center, a refractive vision correction center. We paid approximately $5.8 million in cash, and have accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, we issued warrants to purchase 44,000 shares of common stock to a third party. During 2002, we transferred our interest in this center back to related doctor.

Effective April 1, 2000, we purchased a 65% interest in New York Eye Specialists, a refractive vision correction center. We paid approximately $8.9 million in cash, and have accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, we issued warrants to purchase 67,000 shares of common stock to a third party. During 2002, we transferred our interest in this center back to related doctor.

Effective September 1, 2000, we purchased a 65% interest in Vision Correction Centers of Kansas City, a refractive vision correction center. We paid approximately $4.5 million in cash for the center in October 2000, and have accounted for this transaction using the purchase method of accounting. Additionally in conjunction with this transaction, we issued warrants to purchase 34,000 shares of common stock to a third party. In October 2001, we transferred our interest in this center back to the doctor.

   ------------

Unaudited proforma combined income data for the years ended December 31, 2002 and 2001 of the Company assuming the acquisitions were effective January 1, 2001 is as follows:

    ($ in thousands, except per share data)          2002              2001
                                                     ----              ----

         Total revenues                            $182,572         $191,971
         Total expenses                            $181,053         $203,932
                                                   --------        ---------

              Net  income (loss)                 $    1,519         $(11,961)
                                                 ==========         =========

              Diluted earnings (loss)
              per share                               $0.09           $(0.76)
                                                ===========        ==========


E. FAIR VALUE OF FINANCIAL INSTRUMENTS
   -----------------------------------

The carrying amounts and estimated fair values of our significant financial instruments as of December 31, 2002 and 2001 are as follows:

                                         2002                    2001
                                         ----                    ----
                                 Carrying     Fair       Carrying       Fair
( $ in thousands)                 Amount     Value        Amount       Value
                                  ------     -----        ------       -----
   Financial assets:
     Cash and cash equivalents   $20,174    $20,174       $16,503     $16,503
     Investments                       -          -           612         612
     Accounts receivable          21,137     21,137        21,781      21,781
     Other receivables               736        736         3,167       3,167
   Financial liabilities:
     Debt                        120,701    113,201       120,366     111,866
     Accounts payable              6,570      6,570         5,481       5,481

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments.

Cash and Cash Equivalents
-------------------------

The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

Investments
-----------

The carrying value of investments approximates fair value as they are reported based on quoted market prices.

    -----------------------------------

Accounts Receivable and Other Receivables
-----------------------------------------

The carrying value of these receivables, net of allowance for doubtful accounts, approximates the fair value due to their short-term nature and historical collectibility.

Debt
----

The fair value at December 31, 2002 and 2001 for the $100 million fixed rate senior subordinated notes was valued using the market rate of 10.67% and 10.67%, respectively. The carrying value of the debt bearing interest at prime rate approximates fair value.

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


F. ACCRUED EXPENSES
   ----------------

Accrued expenses consist of the following:

                                                               December 31,
                   ($ in thousands)                        2002          2001
                                                           ----          ----
         Legal fees                                        $215          $195
         Accrued group insurance costs                      146           389
         Compensation and payroll related expense         4,185         2,841
         Accrued interest                                 1,946         2,359
         Accrued severance payments                         600         2,875
         Other                                            3,456         4,469
                                                          -----         -----
                                                       $ 10,548      $ 13,128
                                                       ========      ========

G. INDEBTEDNESS
   ------------

Long-term debt is as follows:
                                                               December 31,
($ in thousands)  Interest Rates        Maturities           2002      2001
                  ---------------      -----------         --------  --------

                   8.75%                2003-2008          $101,521  $100,000
                   Floating             2003-2006            18,273    19,786
                   None                 2003-2005                15        15
                   5%-11%               2003-2005               892       565
                                                           --------   --------
                                                           $120,701  $120,366
                 Less current portion of long-term debt       2,395     3,002
                                                           --------  --------
                                                           $118,306  $117,364
                                                           ========  ========

In March 1998, we completed an offering of an aggregate $100 million of unsecured senior subordinated notes (the "Notes") due 2008. The issue price of the notes was 99.50 with an 8.75% coupon. Interest is payable semi-annually on April 1 and October 1, beginning October 1, 1998.

The Note's Indenture Agreement restricts, among other things, both our and our Restricted Subsidiaries' ability to incur additional indebtedness and issue preferred stock, enter into sale and leaseback transactions, incur liens, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person, sell stock of subsidiaries and assign, transfer, lease, convey or otherwise dispose of substantially all of our assets.

In August 2002, we entered into an interest rate swap which is designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate is based on LIBOR plus 4.57%. The fair market value at December 31, 2002 was $1,521,000.

We have a $50 million revolving credit facility bearing interest of LIBOR + 1 to 2%, maturing in July 2005. At December 31, 2002 and 2001, we had drawn $9.5 million and $11 million on the revolving credit facility, respectively. At December 31, 2002 and 2001, interest on our revolving credit facility was 4.91% and 4.285%, respectively. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. At December 31, 2002, we were in compliance with all covenants related to this credit facility.

   ------------

The stated principal repayments for all indebtedness as of December 31, 2002 are
payable as follows:       ( $ in thousands)
                                                Year            Amount
                                                ----            ------
                                                2003           $ 2,395
                                                2004             1,542
                                                2005            10,940
                                                2006             4,252
                                                2007                51
                                          Thereafter           101,521

H. COSTS OF SERVICES AND GENERAL AND ADMINISTRATIVE EXPENSES
   ---------------------------------------------------------

Costs of services and general and administrative expenses consist of the following:

                                                    Years Ended December 31,
($ in thousands)                               2002         2001        2000
                                               ----         ----        ----

        Salaries, wages and benefits         $23,119      $23,647      $19,767
        Other costs of services                6,885       12,031       11,121
        General and administrative             8,570        7,715        6,844
        Legal and professional                 2,955        2,210        2,516
        Manufacturing costs                   68,992       39,957       15,851
        Advertising                            2,053        3,515        3,143
        Nonrecurring costs (see Note K.)      17,740       44,580        1,830
        Other                                    295          203          822
                                           ---------   ----------   ----------
                                            $130,609     $133,858      $61,894
                                            ========     ========      =======


I. COMMITMENTS AND CONTINGENCIES
   -----------------------------

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

We sponsor a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $35,000 per person per policy year. At December 31, 2002, we had 300 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. Our contributions totaled $1,170,000, $1,433,000 and $1,025,000, in 2002, 2001 and 2000 respectively.

   -----------------------------

During 2002, we made loans totaling approximately $975,000 to 12 members of management. The loans bear interest at 6.5% and require annual payments of principal and interest due April 1 of each year. All of the loans are current.

In 2000, 147,000 options were exercised with exercise prices of $.25 and $.56 in conjunction with the establishment of a deferred compensation plan. The related common stock was held in the deferred compensation plan. We had a related deferred compensation liability of $1,168,000 recorded on the accompanying consolidated balance sheets. This plan was terminated during the first quarter of 2002. We satisfied the related deferred compensation liability through the issuance of treasury stock, which we had previously held in the deferred compensation plan.

J. COMMON STOCK OPTIONS AND WARRANTS
   ---------------------------------

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

From June 1997 through June 2002, we adopted four amendments to the 1993 Stock Option Plan which increased the authorized shares for grant by 2,550,000.

   ---------------------------------

A summary of our stock option activity, and related information for the years ended December 31, follows:

                                         2002                          2001                           2000
                               Options   Weighted-Average    Options   Weighted-Average    Options    Weighted-Average
                               (000)     Exercise Price      (000)     Exercise Price      (000)      Exercise Price
                               ------------------------      --------------------------    ---------------------------

Outstanding-beginning
  of year                        2,106          $8.00        2,404          $9.09           2,294          $9.10
Granted                            529           7.66          323           5.99             441           7.21
Exercised                         (179)          8.58          - -            - -            (163)           .89
Cancelled                         (142)         11.17         (621)         11.17            (168)         12.49
                                ------          -----        -----        -------         -------        -------
Outstanding-end of year          2,314          $7.68        2,106          $8.00           2,404          $9.09
                                ======                       =====                          =====

Exercisable at end of year       1,522          $7.90        1,496          $8.50           1,563          $9.82

Weighted-average fair
  value of options
  granted during the year        $2.05            --         $1.56            - -           $2.04             --

The following table summarizes our outstanding options at December 31, 2002:

                                                           Outstanding Options               Exercisable Options
                                                        Weighted
                                                        Average             Weighted                    Weighted
                                                       Remaining            Average                     Average
                                   Options            Contractual           Exercise       Options     Exercise
Range of Exercise Prices            (000)                 Life               Price         (000)         Price
------------------------            -----                 ----               -----         -----         -----

$4.75 - $6.25                         400              3.3 years            $5.66             207           5.53
$6.26 - $7.50                         992              3.8 years             7.37             521           7.26
$7.51 - $8.50                         530              2.1 years             7.90             441           7.82
$8.51 - $13.94                        392              3.0 years            10.25             353          10.36
                                    -----                                                     ---

Total                               2,314                                                   1,522
                                    =====                                                   =====


Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.9%, 4.5% and 6.6%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of our common stock of .43, .39 and .42; and a weighted-average expected life of the option of 4 years.

   ---------------------------------
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

As of December 31, 2002, we had issued warrants to purchase approximately 410,000 shares of common stock to third parties. The exercise prices of the warrants range from $4.32 to $10.38 per share. There were 100,000 warrants issued during 2001 for consulting services, and there were 310,000 warrants issued during 2000 in conjunction with the refractive acquisitions.

K. NONRECURRING DEVELOPMENT, IMPAIRMENT AND OTHER COSTS, NET
   ---------------------------------------------------------

During the third quarter of 2002, we substantially completed our exit from the RVC business by transferring our interests in the centers back to our physician partners. In connection with these transactions, which were either completed in the third quarter or shortly thereafter, we recognized an impairment on the related assets totaling approximately $17 million in the accompanying consolidated statements of income. This impairment included approximately $11 million of goodwill and $3 million of non-compete agreements. The total consideration received was approximately $4 million, which included $3 million of notes receivable to be repaid over the next three years. Additionally, we recognized an impairment related to certain lithotripsy assets in south Florida due to a loss of the related revenue contract.

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, long-lived assets which management has both the ability and intent to remove from service are reported in the financial statements at the lower of carrying amount or fair value less costs to sell. In February 2002, we announced our intentions to divest our RVC operations in order to focus our resources towards greater growth opportunities in our manufacturing and lithotripsy businesses. Accordingly, as of December 31, 2001, we recognized an estimated impairment of approximately $21.6 million to goodwill, along with an actual loss of $4.4 million on the transfer of our Kansas City RVC center, to adjust the RVC segment net assets to fair value less the estimated cost to sell. This impairment and loss was calculated based on the estimated future cash flows of the respective RVC centers.

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

   ---------------------------------------------------------

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

In 2001, we also accrued $2.5 million for the severance of certain contractual obligations related to two retiring members of management. In 2002, $1.9 million of this amount was paid. The remaining $600,000 will be paid equally over the next three years.

In December 2000, we committed to dispose of our prostatherapy segment and entered into an agreement to dispose of this segment in January 2001. In exchange for 100% of our interest in our prostatherapy segment, we received an unsecured non-recourse note receivable. An estimated impairment of $1,230,000 was recognized to adjust the segment net assets to fair value less the estimated costs to sell in the caption "nonrecurring development, impairment and other costs, net" in the accompanying consolidated statements of income.

L. INCOME TAXES
   ------------

We file a consolidated tax return with our wholly-owned subsidiaries. A substantial portion of consolidated income is not taxed at the corporate level as it represents income from partnerships. Accordingly, only the portion of income from these partnerships attributable to our ownership interests is included in taxable income in the consolidated tax return and financial statements. The minority interest portion of this income is the responsibility of the individual partners.

Income tax (benefit) expense consists of the following:

                                             Years Ended December 31,
              ($ in thousands)          2002              2001             2000
                                        ----              ----             ----

              Federal:
              Current                $(2,414)          $   880            $4,494
              Deferred                 2,323            (8,368)            1,298
              State                      116            (1,026)              934
                                      ------            -------         --------
                                     $    25           $(8,514)           $6,726
                                      ======           ========         ========

   ------------

A reconciliation of expected income tax (computed by applying the United States statutory income tax rate of 35% to earnings (loss) before income taxes) to total income tax (benefit) expense in the accompanying consolidated statements of income follows:

                                                     Years Ended December 31,
                ($ in thousands)                  2002         2001        2000
                                                  ----         ----        ----

                Expected federal income tax    $     278     $(8,043)     $6,084
                State taxes                           75        (667)        607
                Other                               (328)        196          35
                                               ---------     --------     ------
                                               $      25     $(8,514)     $6,726
                                               =========     ========     ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

  ($ in thousands)
                                                           2002          2001
                                                           ----          ----
     Deferred tax assets:
       Capital loss carryforwards                        $4,621         $  --
       Impairment charges not yet deductible
          for taxes                                       4,607           8,190
       Capitalized costs                                    319             770
       Loan origination fees amortizable for
         tax purposes                                     1,233             358
       Accounts receivable, principally due to
         allowance for doubtful accounts                    --              258
       Accrued expenses deductible for tax
         purposes when paid                               1,041           1,400
                                                         ------         -------
            Total gross deferred tax assets              11,821          10,976
            Less valuation allowance                        --              --
                                                        -------        --------
            Net deferred tax assets                      11,821          10,976
                                                         ------        --------

     Deferred tax liabilities:
       Property and equipment, principally due
         to differences in depreciation                $    (98)        $   (60)
       Investments in affiliated entities,
         principally due to undistributed income         (1,448)         (1,041)
       Intangible assets, principally due to
         differences in amortization periods
         for tax purposes                               (12,135)         (9,282)
                                                        -------          ------
            Total gross deferred tax liability          (13,681)        (10,383)
                                                        -------         -------
            Net deferred tax (liability)/asset          $(1,860)        $   593
                                                        ========        =======

   ------------

There is no valuation allowance for deferred tax assets at December 31, 2002 and 2001.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deductible temporary differences reverse, management believes it is more likely than not we will realize the benefits of these deductible differences at December 31, 2002.

M. SEGMENT REPORTING
   -----------------

We have two reportable segments: lithotripsy and manufacturing. The lithotripsy segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers and the mobile broadcast and communication industry. RVC operations are also reported to allow for meaningful prior year comparisons. Other operating segments in prior years, which do not meet the quantitative thresholds for reportable segments include prostatherapy services, which was disposed of in January 2001.

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

M. SEGMENT REPORTING
   -----------------

($ in thousands)
                      Lithotripsy    Manufacturing      Refractive        Other
       2002           -----------    -------------      ----------        -----
       ----
Revenue from
external customers       $70,301          $88,753         $10,143           --

Intersegment revenues         --              490              --           --

Interest income               91                7               9           --

Interest expense             147              247             128           --

Depreciation and
  amortization             3,884              498           1,815           --

Segment profit            17,466           13,324              25           --

Segment assets           169,843           73,004              --           --

Investment in
equity method
   investees               4,120               --              --           --

Capital expenditures       5,548              231              96           --


       2001
       ----
Revenue from
external customers       $80,887          $51,579         $22,332           --

Intersegment revenues         --              627              --           --

Interest income              131                3              70           --

Interest expense             384              227             361           --

Depreciation and
  amortization             8,741              551           4,538           --

Segment profit (loss)     14,063            5,449         (25,296)          --

Segment assets           181,034           28,472          25,578           --

Investment in
equity method
   investees               4,746               --              --           --

Capital expenditures       3,785              410             606           --

   -----------------

($ in thousands)
                        Lithotripsy  Manufacturing      Refractive       Other
         2000           -----------  -------------      ----------       -----
         ----
Revenue from
external customers       $83,335          $22,157         $23,501       $1,702

Intersegment revenues         --              298              --           --

Interest income              408               12               5           14

Interest expense             499              125           1,003           --

Depreciation and
  amortization             9,798              165           3,688          394

Segment profit            26,916            3,541           2,418           82

Segment assets           193,683           13,489          57,403            4

Investment in
equity method
   investees               9,696               --              --           --

Capital expenditures       4,961              172           6,283          500

The following is a reconciliation of revenues per above to the consolidated revenues per the consolidated statements of income:


   ($ in thousands)                          2002           2001         2000
                                             ----           ----         ----

   Total revenues for reportable segments   $169,687    $155,425       $129,291

   Other segment                                  --          --          1,702

   Corporate revenue                             739          70            --

   Elimination of intersegment revenues         (490)       (627)          (298)
                                             --------    --------      --------

   Total consolidated revenues              $169,936    $154,868       $130,695
                                             ========    ========      ========

   -----------------

The following is a reconciliation of profit (loss) per above to income before taxes per the consolidated statements of income:

($ in thousands)                                  2002              2001             2000
                                                  ----              ----             ----

Total profit (loss) for reportable segments      $30,815          $(5,784)         $32,875

Other segment                                         --               --               82

Corporate revenue                                    739               70
--

Unallocated corporate expenses:

General and administrative                        (3,603)          (3,986)          (4,486)

Net interest expense                              (9,045)          (9,770)          (8,199)

Loan fees                                         (1,069)            (163)            (173)

Relocation of central billing office                  --               --             (698)

Nonrecurring development and other costs         (16,507)          (3,190)          (1,830)

Other, net                                          (535)            (156)            (188)
                                               ----------        ---------         --------

Unallocated corporate expenses total             (30,759)         (17,265)         (15,574)
                                                 -------          -------          -------

Income (loss) before income taxes             $      795         ($22,979)         $17,383
                                              ==========          ========         =======

The following is a reconciliation of segment assets per above to the consolidated assets per the consolidated balance sheets:

($ in thousands)                                 2002              2001            2000
                                                 ----              ----            ----

Total assets for reportable segments             $242,847        $235,084         $264,575

Other segment                                         --               --                4

Unallocated corporate assets                       22,992          16,957           11,639
                                                 --------        --------         --------

Consolidated total                               $265,839        $252,041         $276,218
                                                 ========        ========         ========

   -----------------

The reconciliation of the other significant items to the amounts reported in the consolidated financial statements is as follows:
                                                Eliminating
($ in thousands)         Segments  Corporate       Entries        Consolidated
                         --------  ---------       -------        ------------
2002
----

Interest income              $107      $394         $(264)              $237
Interest expense              522     9,439          (264)             9,697
Depreciation and
  amortization              6,197       474           --               6,671
Capital expenditures        5,875       241           --               6,116

2001
----

Interest income              $204      $777         $(536)              $445
Interest expense              972    10,547          (536)            10,983
Depreciation and
  amortization             13,830       405           --              14,235
Capital expenditures        4,801     6,352           --              11,153

2000
----

Interest income              $439    $1,992       $(1,255)            $1,176
Interest expense            1,627    10,191        (1,255)            10,563
Depreciation and
  amortization             14,045       142           --              14,187
Capital expenditures       11,916     1,059           --              12,975

The amounts in 2002, 2001 and 2000 for interest income and expense, depreciation and amortization and capital expenditures represent amounts recorded by the operations of our corporate functions, which have not been allocated to the segments.

N. CONDENSED FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES
   ----------------------------------------------------------------

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and non-guarantor subsidiaries as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the Notes described in Note G.



                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            Condensed Consolidating Statement of Income
                                                   Year Ended December 31, 2002

                                                   Prime Medical     Guarantor       Non-Guarantor    Eliminating     Consolidated
($ in thousands)                                  Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Revenue:
     Lithotripsy:
         Fee revenues                                       $ -         $ 12,345         $ 56,744              $ -         $ 69,089
         Management fees                                      -              837             (362)               -              475
         Equity income                                   13,717           10,542              592          (24,114)             737
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                                         13,717           23,724           56,974          (24,114)          70,301

     Manufacturing                                       13,264           63,748           25,005          (13,264)          88,753
     Refractive                                          (9,960)             395           10,143            9,565           10,143
     Other                                                    -              739                -                -              739
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total revenue                                   17,021           88,606           92,122          (27,813)         169,936
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                          -            2,586           23,706                -           26,292
         Manufacturing                                        -           52,322           21,790                -           74,112
         Refractive                                           -                -            8,862                -            8,862
         Corporate                                          192            3,411                -                -            3,603
         Nonrecurring development, impairment
            and other costs, net                              -           16,912              828                -           17,740
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                                            192           75,231           55,186                -          130,609
Depreciation and amortization                                 -            1,946            4,725                -            6,671
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total operating expenses                           192           77,177           59,911                -          137,280
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Operating income                                         16,829           11,429           32,211          (27,813)          32,656
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Other income (expenses):
     Interest and dividends                                  31              114               92                -              237
     Interest expense                                    (8,900)            (584)            (213)               -           (9,697)
     Loan fees                                           (1,015)             (54)               -                -           (1,069)
     Other, net                                            (117)              83              532                -              498
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total other income (deductions)                (10,001)            (441)             411                -          (10,031)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Income before provision (benefit) for
     income taxes and minority interest                   6,828           10,988           32,622          (27,813)          22,625

Minority interest in consolidated income                      -                -                -           21,830           21,830

Provision (benefit) for income taxes                      6,058           (6,033)               -                -               25
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Net income                                                $ 770         $ 17,021         $ 32,622        $ (49,643)           $ 770
                                                 ===============  ===============  ===============  ===============  ===============

                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            Condensed Consolidating Statement of Income
                                                   Year Ended December 31, 2001

                                                   Prime Medical     Guarantor       Non-Guarantor    Eliminating     Consolidated
($ in thousands)                                  Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Revenue:
     Lithotripsy:
         Fee revenues                                       $ -         $ 12,598         $ 63,191              $ -         $ 75,789
         Management fees                                      -            1,846            1,253                -            3,099
         Equity income                                   (4,038)           8,479              859           (3,301)           1,999
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                                         (4,038)          22,923           65,303           (3,301)          80,887
     Manufacturing                                        6,022            6,295           51,579          (12,317)          51,579
     Refractive                                         (14,968)           2,974           22,332           11,994           22,332
     Other                                                    -               70                -                -               70
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total revenue                                  (12,984)          32,262          139,214           (3,624)         154,868
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                          -            1,904           24,263                -           26,167
         Manufacturing                                        -                -           43,901                -           43,901
         Refractive                                           -                -           15,224                -           15,224
         Corporate                                          312            3,674                -                -            3,986
         Nonrecurring development, impairment
            and other costs, net                            218           31,773           12,589                -           44,580
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                                            530           37,351           95,977                -          133,858
Depreciation and amortization                                 -            7,671            6,564                -           14,235
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total operating expenses                           530           45,022          102,541                -          148,093
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Operating (loss) income                                 (13,514)         (12,760)          36,673           (3,624)           6,775
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Other income (expenses):
     Interest and dividends                                  35              207              203                -              445
     Interest expense                                    (9,985)              (8)            (990)               -          (10,983)
     Loan fees                                             (163)               -                -                -             (163)
     Other, net                                             225               24              (52)               -              197
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total other income (deductions)                 (9,888)             223             (839)               -          (10,504)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Income (loss) before (benefit) provision for
     income taxes and minority interest                 (23,402)         (12,537)          35,834           (3,624)          (3,729)

Minority interest in consolidated (loss) income               -                -                -           19,250           19,250

(Benefit) provision for income taxes                     (8,937)             447              (24)               -           (8,514)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Net (loss) income                                     $ (14,465)       $ (12,984)        $ 35,858        $ (22,874)       $ (14,465)
                                                 ===============  ===============  ===============  ===============  ===============



                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            Condensed Consolidating Statement of Income
                                                   Year Ended December 31, 2000

                                                   Prime Medical     Guarantor       Non-Guarantor    Eliminating     Consolidated
($ in thousands)                                  Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Revenue:
     Lithotripsy:
         Fee revenues                                       $ -         $ 15,490         $ 61,653              $ -         $ 77,143
         Management fees                                      -            2,131            1,553                -            3,684
         Equity income                                   20,983           14,877              530          (33,882)           2,508
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                                         20,983           32,498           63,736          (33,882)          83,335
     Manufacturing                                        3,632            3,789           22,157           (7,421)          22,157
     Refractive                                           2,211            5,025           22,577           (6,312)          23,501
     Prostatherapy                                            -                -            1,578                -            1,578
     Other                                                    -              124                -                -              124
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total revenue                                   26,826           41,436          110,048          (47,615)         130,695
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                          -              792           21,624                -           22,416
         Manufacturing                                        -                -           17,149                -           17,149
         Refractive                                           -              164           13,692                -           13,856
         Prostatherapy                                        -             (288)           1,612                -            1,324
         Other                                                -              135                -                -              135
         Corporate                                           54            4,432                -                -            4,486
         Relocation of central billing office                 -              698                -                -              698
         Nonrecurring development, impairment
            and other costs, net                          1,230              600                -                -            1,830
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                                          1,284            6,533           54,077                -           61,894
Depreciation and amortization                                 -            7,266            6,921                -           14,187
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total operating expenses                         1,284           13,799           60,998                -           76,081
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Operating income                                         25,542           27,637           49,050          (47,615)          54,614
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Other income (expenses):
     Interest and dividends                                 197              542              437                -            1,176
     Interest expense                                    (9,741)             (28)            (794)               -          (10,563)
     Loan fees                                             (173)               -                -                -             (173)
     Other, net                                              49              (51)              85                -               83
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total other income (deductions)                 (9,668)             463             (272)               -           (9,477)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Income before provision for income
     taxes and minority interest                         15,874           28,100           48,778          (47,615)          45,137

Minority interest in consolidated income                      -                -                -           27,754           27,754

Provision for income taxes                                5,217            1,274              235                -            6,726
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Net income                                             $ 10,657         $ 26,826         $ 48,543        $ (75,369)        $ 10,657
                                                 ===============  ===============  ===============  ===============  ===============




                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               Condensed Consolidating Balance Sheet
                                                         December 31, 2002

                                                 Prime Medical      Guarantor       Non-Guarantor    Eliminating      Consolidated
($ in thousands)                                Services, Inc.    Subsidiaries     Subsidiaries        Entries            Total
                                               ---------------   ---------------  ---------------  ---------------   ---------------

ASSETS
Current assets:
     Cash and cash equivalents                            $ 66           $ 7,897         $ 12,211              $ -         $ 20,174
     Accounts receivable, net                                -            13,439            7,698                -           21,137
     Other receivables                                     291               341              104                -              736
     Deferred income taxes                                (695)            6,357                -                -            5,662
     Prepaid expenses and other current assets           2,965               205              343                -            3,513
     Inventory                                               -            16,407                -                            16,407
                                                ---------------   ---------------  ---------------  ---------------   --------------
         Total current assets                            2,627            44,646           20,356                -           67,629
                                                ---------------   ---------------  ---------------  ---------------   --------------
Property and equipment:
     Equipment, furniture and fixtures                       -            11,366           30,558                -           41,924
     Building and leasehold improvements                     -            10,146               49                -           10,195
                                                ---------------   ---------------  ---------------  ---------------   --------------
                                                             -            21,512           30,607                -           52,119
     Less accumulated depreciation
         and amortization                                    -            (7,933)         (19,502)               -          (27,435)
                                                ---------------   ---------------  ---------------  ---------------   --------------
         Property and equipment, net                         -            13,579           11,105                -           24,684

Investment in subsidiaries
     and other investments                             214,533             9,102                -         (219,356)           4,279
Goodwill, at cost, net of amortization                       -           161,783                -                -          161,783
Other noncurrent assets                                  3,074             4,135              255                -            7,464
                                                ---------------   ---------------  ---------------  ---------------   --------------
                                                     $ 220,234         $ 233,245         $ 31,716       $ (219,356)       $ 265,839
                                                ===============   ===============  ===============  ===============   ==============


LIABILITIES

Current liabilities:
     Current portion of long-term debt                     $ -           $ 1,065          $ 1,330              $ -          $ 2,395
     Accounts payable                                        -             9,473              686                -           10,159
     Accrued expenses                                    3,111             3,952           11,818                -           18,881
                                                ---------------   ---------------  ---------------  ---------------   --------------
         Total current liabilities                       3,111            14,490           13,834                -           31,435
Long-term debt, net of current portion                 111,021             4,168            3,117                -          118,306
Deferred income taxes                                    7,468                54                -                -            7,522
                                                ---------------   ---------------  ---------------  ---------------   --------------
         Total liabilities                             121,600            18,712           16,951                -          157,263

Minority interest                                            -                 -                -            9,942            9,942

STOCKHOLDERS' EQUITY

Common stock                                               169                 -                -                -              169
Capital in excess of par value                          67,849                 -                -                -           67,849
Accumulated earnings                                    30,616                 -                -                -           30,616
Subsidiary net equity                                        -           214,533           14,765         (229,298)               -
                                                ---------------   ---------------  ---------------  ---------------   --------------
         Total stockholders' equity                     98,634           214,533           14,765         (229,298)          98,634
                                                ---------------   ---------------  ---------------  ---------------   --------------
                                                     $ 220,234         $ 233,245         $ 31,716       $ (219,356)       $ 265,839
                                                ===============   ===============  ===============  ===============   ==============










                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               Condensed Consolidating Balance Sheet
                                                         December 31, 2001

                                                  Prime Medical      Guarantor       Non-Guarantor    Eliminating     Consolidated
($ in thousands)                                 Services, Inc.    Subsidiaries     Subsidiaries        Entries           Total
                                                ---------------   ---------------  ---------------  ---------------  ---------------

ASSETS

Current assets:
     Cash and cash equivalents                           $ 259           $ 3,088         $ 13,156              $ -         $ 16,503
     Investments                                           612                 -                -                -              612
     Accounts receivable, net                                -             2,522           19,259                -           21,781
     Other receivables                                     364               704            2,099                -            3,167
     Deferred income taxes                               1,658                 -                -                -            1,658
     Prepaid expenses and other current assets           3,385               418              546                -            4,349
     Inventory                                               -                64           11,079                            11,143
                                                ---------------   ---------------  ---------------  ---------------  ---------------
         Total current assets                            6,278             6,796           46,139                -           59,213
                                                ---------------   ---------------  ---------------  ---------------  ---------------
Property and equipment:
     Equipment, furniture and fixtures                       -            10,315           42,420                -           52,735
     Building and leasehold improvements                     -             6,736            4,546                -           11,282
                                                ---------------   ---------------  ---------------  ---------------  ---------------
                                                             -            17,051           46,966                -           64,017
     Less accumulated depreciation
         and amortization                                    -            (7,093)         (25,730)               -          (32,823)
                                                ---------------   ---------------  ---------------  ---------------  ---------------
         Property and equipment, net                         -             9,958           21,236                -           31,194

Investment in subsidiaries
     and other investments                             194,656            36,468                -         (226,387)           4,737
Goodwill, at cost, net of amortization                       -           145,819            5,868                -          151,687
Other noncurrent assets                                    968             3,191            1,051                -            5,210
                                                ---------------   ---------------  ---------------  ---------------  ---------------
                                                     $ 201,902         $ 202,232         $ 74,294       $ (226,387)       $ 252,041
                                                ===============   ===============  ===============  ===============  ===============


LIABILITIES

Current liabilities:
     Current portion of long-term debt                     $ -               $ 5          $ 2,997              $ -          $ 3,002
     Accounts payable                                        -             2,279            3,202                -            5,481
     Accrued expenses                                    3,193               952           15,722                -           19,867
                                                ---------------   ---------------  ---------------  ---------------  ---------------
         Total current liabilities                       3,193             3,236           21,921                -           28,350
Long-term debt, net of current portion                 111,000             4,340            2,024                -          117,364
Deferred compensation liability                          1,168                 -                -                -            1,168
Deferred income taxes                                    1,065                 -                -                -            1,065
                                                ---------------   ---------------  ---------------  ---------------  ---------------
         Total liabilities                             116,426             7,576           23,945                -          147,947

Minority interest                                            -                 -                -           18,618           18,618

STOCKHOLDERS' EQUITY

Common stock                                               195                 -                -                -              195
Capital in excess of par value                          89,128                 -                -                -           89,128
Accumulated earnings                                    29,846                 -                -                -           29,846
Treasury stock                                         (33,693)                -                -                -          (33,693)
Subsidiary net equity                                        -           194,656           50,349         (245,005)               -
                                                ---------------   ---------------  ---------------  ---------------  ---------------
         Total stockholders' equity                     85,476           194,656           50,349         (245,005)          85,476
                                                ---------------   ---------------  ---------------  ---------------  ---------------
                                                     $ 201,902         $ 202,232         $ 74,294       $ (226,387)       $ 252,041
                                                ===============   ===============  ===============  ===============  ===============



                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          Condensed Consolidating Statement of Cash Flows
                                                   Year Ended December 31, 2002

                                                   Prime Medical     Guarantor       Non-Guarantor    Eliminating     Consolidated
($ in thousands)                                  Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                                 --------------   ---------------  ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                    $ (6,693)         $ 16,224         $ 38,600              $ -         $ 48,131
                                                 --------------   ---------------  ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of equity investments and entities             -           (17,354)               -                -          (17,354)
     Purchases of property and equipment                     -              (180)          (5,936)               -           (6,116)
     Proceeds from sales of equipment                        -                 -              667                -              667
     Distributions from subsidiaries                    15,463            10,386                -          (25,849)               -
     Investments                                        (9,000)                -                -            9,000                -
     Distributions from investments                          -             2,196                -                -            2,196
                                                 --------------   ---------------  ---------------  ---------------  ---------------
         Net cash provided by (used in)
              investing activities                       6,463            (4,952)          (5,269)         (16,849)         (20,607)
                                                 --------------   ---------------  ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
         interest                                      (10,500)                -           (3,634)               -          (14,134)
     Borrowings on notes payable                         9,000                 -            3,312                -           12,312
     Exercise of stock options                           1,537                 -                -                -            1,537
     Distributions to minority interest                      -                 -                -          (25,063)         (25,063)
     Contributions by minority interest                      -                 -            1,495                -            1,495
     Contributions from parent                               -             9,000                -           (9,000)               -
     Distributions to equity owners                          -           (15,463)         (35,449)          50,912                -
                                                 --------------   ---------------  ---------------  ---------------  ---------------

         Net cash provided by (used in)
              financing activities                          37            (6,463)         (34,276)          16,849          (23,853)
                                                 --------------   ---------------  ---------------  ---------------  ---------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                 (193)            4,809             (945)               -            3,671

Cash and cash equivalents, beginning of year               259             3,088           13,156                -           16,503
                                                 --------------   ---------------  ---------------  ---------------  ---------------

Cash and cash equivalents, end of year                    $ 66           $ 7,897         $ 12,211              $ -         $ 20,174
                                                 ==============   ===============  ===============  ===============  ===============

                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          Condensed Consolidating Statement of Cash Flows
                                                   Year Ended December 31, 2001

                                                   Prime Medical     Guarantor       Non-Guarantor    Eliminating     Consolidated
($ in thousands)                                  Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                                 --------------   ---------------  ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                   $ (11,682)          $ 9,712         $ 49,502              $ -         $ 47,532
                                                 --------------   ---------------  ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of equity investments and entities             -            (2,815)          (6,877)               -           (9,692)
     Purchases of property and equipment                     -            (5,899)          (5,254)               -          (11,153)
     Proceeds from sales of equipment                        -                 -              551                -              551
     Distributions from subsidiaries                    29,514            14,202                -          (43,716)               -
     Investments                                       (11,000)           (8,000)               -           19,000                -
     Distributions from investments                          -             2,459                -                -            2,459
                                                 --------------   ---------------  ---------------  ---------------  ---------------
         Net cash provided by (used in)
              investing activities                      18,514               (53)         (11,580)         (24,716)         (17,835)
                                                 --------------   ---------------  ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
         interest                                      (19,000)                -           (4,343)               -          (23,343)
     Borrowings on notes payable                        12,000             4,550            1,391                -           17,941
     Distributions to minority interest                      -                 -                -          (24,721)         (24,721)
     Contributions by minority interest                      -                 -            1,399                -            1,399
     Contributions from parent                               -            11,000            8,000          (19,000)               -
     Distributions to equity owners                          -           (29,514)         (38,923)          68,437                -
                                                 --------------   ---------------  ---------------  ---------------  ---------------

         Net cash provided by (used in)
              financing activities                      (7,000)          (13,964)         (32,476)          24,716          (28,724)
                                                 --------------   ---------------  ---------------  ---------------  ---------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                 (168)           (4,305)           5,446                -              973

Cash and cash equivalents, beginning of year               427             7,393            7,710                -           15,530
                                                 --------------   ---------------  ---------------  ---------------  ---------------

Cash and cash equivalents, end of year                   $ 259           $ 3,088         $ 13,156              $ -         $ 16,503
                                                 ==============   ===============  ===============  ===============  ===============




                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          Condensed Consolidating Statement of Cash Flows
                                                   Year Ended December 31, 2000

                                                   Prime Medical     Guarantor       Non-Guarantor    Eliminating     Consolidated
($ in thousands)                                  Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                                 --------------   ---------------  ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                   $ (13,222)         $ 17,034         $ 41,368              $ -         $ 45,180
                                                 --------------   ---------------  ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of equity investments and entities             -           (23,784)               -                -          (23,784)
     Purchases of property and equipment                     -            (2,032)         (10,943)               -          (12,975)
     Proceeds from sales of equipment                        -                 -              277                -              277
     Distributions from subsidiaries                    19,145            11,958                -          (31,103)               -
     Investments                                       (18,000)                -                -           18,000                -
     Distributions from investments                          -             2,680                -                -            2,680
     Other                                                   -                 -                -                -                -
                                                 --------------   ---------------  ---------------  ---------------  ---------------
         Net cash provided by (used in)
              investing activities                       1,145           (11,178)         (10,666)         (13,103)         (33,802)
                                                 --------------   ---------------  ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
         interest                                            -                 -           (3,075)               -           (3,075)
     Borrowings on notes payable                        18,000                 -            3,592                -           21,592
     Distributions to minority interest                      -                 -                -          (27,092)         (27,092)
     Contributions by minority interest                      -                 -              202                -              202
     Exercise and issuance of stock options                164                 -                -                -              164
     Purchase of treasury stock                         (7,703)                -                -                -           (7,703)
     Contributions from parent                               -            18,000                -          (18,000)               -
     Distributions to equity owners                          -           (19,145)         (39,050)          58,195                -
                                                 --------------   ---------------  ---------------  ---------------  ---------------

         Net cash provided by (used in)
              financing activities                      10,461            (1,145)         (38,331)          13,103          (15,912)
                                                 --------------   ---------------  ---------------  ---------------  ---------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                               (1,616)            4,711           (7,629)               -           (4,534)

Cash and cash equivalents, beginning of year             2,043             2,682           15,339                -           20,064
                                                 --------------   ---------------  ---------------  ---------------  ---------------

Cash and cash equivalents, end of year                   $ 427           $ 7,393          $ 7,710              $ -         $ 15,530
                                                 ==============   ===============  ===============  ===============  ===============


                                                   PRIME MEDICAL SERVICES, INC.
                                          SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                                              Years Ended December 31, 2002 and 2001



        ($ in thousands)


                                               Balance at                                           Balance at
                                              Beginning of       Costs and                            End of
                                                  Year            Expenses        Deductions           Year
                                             ---------------    -------------    --------------    -------------

Allowance for Doubtful Accounts
        2002                                         $ 2,172           $ 405           $ 1,948            $ 629
                                             ================   =============    ==============    =============

        2001                                           $ 212         $ 8,111           $ 6,151          $ 2,172
                                             ================   =============    ==============    =============



















                                                               S-1