Form 10-Q
period 2003-03-31
PRIME MEDICAL SERVICES INC /TX/
filed 2003-05-14
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2003
                                       OR
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                         For the transition period from
                                ______ to ______


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

YES    X    NO  ___
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Number of Shares Outstanding at
          Title of Each Class                     April 30, 2003
     Common Stock, $.01 par value                   17,324,585

                                     PART I


                         ITEM 1 - FINANCIAL INFORMATION

                         PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                    Three Months Ended
                                                         March 31,
($ in thousands, except per share data)            2003          2002
                                              -------------  ------------

Revenue:
     Lithotripsy                                 $ 14,994     $ 17,401
     Manufacturing                                 25,595       18,219
     Refractive                                         -        4,487
     Other                                            263          196
                                                 ---------    ---------
         Total revenue                             40,852       40,303
                                                 ---------    ---------

Cost of services and general and
     administrative expenses:
     Lithotripsy                                    6,432        6,755
     Manufacturing                                 23,048       15,627
     Refractive                                         -        3,172
     Corporate                                        645          812
                                                 ---------    ---------
                                                   30,125       26,366
Depreciation and amortization                       1,820        1,795
                                                 ---------    ---------
                                                   31,945       28,161
                                                 ---------    ---------

Operating income                                    8,907       12,142

Other income (expenses):
     Interest and dividends                           106           51
     Interest expense                              (2,096)      (2,543)
     Loan fees                                          -         (296)
     Other, net                                       (75)         (62)
                                                 ---------    ---------
                                                   (2,065)      (2,850)
                                                 ---------    ---------
Income before provision for income
     taxes and minority interests                   6,842        9,292

Minority interest in consolidated income            4,009        5,876

Provision for income taxes                          1,006        1,310
                                                 ---------    ---------

Net income                                        $ 1,827      $ 2,106
                                                 =========    =========

Basic earnings per share:
     Net income                                    $ 0.11       $ 0.13
                                                 =========    =========
     Weighted average shares outstanding           17,074       15,704
                                                 =========    =========

Diluted earnings per share:
     Net income                                    $ 0.11       $ 0.13
                                                 =========    =========
     Weighted average shares outstanding           17,223       15,743
                                                 =========    =========


          See accompanying notes to consolidated financial statements.

                      PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)



                                                                   March 31,        December 31,
($ in thousands)                                                     2003               2002
                                                                 ------------       -----------

ASSETS

Current assets:
     Cash and cash equivalents                                     $  9,110          $ 20,174
     Accounts receivable, less allowance for doubtful
        accounts of $559 in 2003 and $629 in 2002                    21,018            21,137
     Other receivables                                                2,688               736
     Deferred income taxes                                            5,624             5,662
     Prepaid expenses and other current assets                        4,464             3,513
     Inventory                                                       20,879            16,407
                                                                    -------         ---------

        Total current assets                                         63,783            67,629
                                                                    -------         ---------

Property and equipment:
     Equipment, furniture and fixtures                               43,994            41,924
     Building and leasehold improvements                             11,151            10,195
                                                                    -------         ---------

                                                                     55,145            52,119

     Less accumulated depreciation and amortization                 (29,497)          (27,435)
                                                                   --------         ---------

        Property and equipment, net                                  25,648            24,684
                                                                   --------         ---------

Other investments                                                     4,109             4,279
Goodwill, at cost, net of accumulated amortization                  174,368           161,783
Other noncurrent assets                                              10,634             7,464
                                                                   --------         ---------

                                                                   $278,542         $ 265,839
                                                                   ========         =========


                See accompanying notes to consolidated financial statements.

                                               4

                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS (continued)
                                                            (Unaudited)



                                                                                            March 31,      December 31,
($ in thousands, except share data)                                                           2003             2002
                                                                                          ------------     -----------

LIABILITIES
Current liabilities:
     Current portion of long-term debt                                                        $ 2,391        $ 2,395
     Accounts payable                                                                          10,100          6,570
     Accrued distributions to minority interests                                                5,045          8,333
     Accrued expenses                                                                           9,936         10,548
     Customer deposits                                                                          5,076          3,589
                                                                                            ----------     ----------

         Total current liabilities                                                             32,548         31,435

Long-term debt, net of current portion                                                        125,387        118,306
Deferred income taxes                                                                           9,098          7,522
                                                                                            ----------     ----------

         Total liabilities                                                                    167,033        157,263

Minority interest                                                                               8,080          9,942

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding                      -              -
Common stock, $0.01 par value; 40,000,000 shares authorized; 17,324,585 shares
     issued and outstanding in 2003 and 16,931,017 issued and outstanding in 2002                 173            169
Capital in excess of par value                                                                 70,813         67,849
Accumulated earnings                                                                           32,443         30,616
                                                                                            ----------     ----------

         Total stockholders' equity                                                           103,429         98,634
                                                                                            ----------     ----------

                                                                                            $ 278,542      $ 265,839
                                                                                            ==========     ==========


                                   See accompanying notes to consolidated financial statements.

                                                                 5

                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)



                                                                             Three Months Ended March 31,
($ in thousands)                                                                  2003           2002
                                                                                ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Fee and other revenue collected                                            $ 44,552       $ 36,937
     Cash paid to employees, suppliers of goods and others                       (35,333)       (25,982)
     Purchase of investments                                                           -           (199)
     Proceeds from sales and maturities of investments                                 -            695
     Interest received                                                               105            167
     Interest paid                                                                  (367)          (673)
     Taxes refunded (paid)                                                           (48)         1,755
                                                                                ---------      ---------

         Net cash provided by operating activities                                 8,909         12,700
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of entities, net of cash acquired                                  (10,302)             -
     Escrow deposits                                                              (3,492)             -
     Purchases of equipment and leasehold improvements                            (2,281)          (248)
     Distributions from investments                                                  135            115
     Other                                                                             5             15
                                                                                ---------      ---------

         Net cash used in investing activities                                   (15,935)          (118)
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable                                                   9,605              -
     Payments on notes payable, exclusive of interest                             (4,485)        (3,046)
     Distributions to minority interest                                           (8,316)        (7,957)
     Contributions by  minority interest, net of buyouts                            (842)           351
                                                                                ---------      ---------

         Net cash used in financing activities                                    (4,038)       (10,652)
                                                                                ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (11,064)         1,930

Cash and cash equivalents, beginning of period                                    20,174         16,503
                                                                                ---------      ---------

Cash and cash equivalents, end of period                                         $ 9,110       $ 18,433
                                                                                =========      =========


                           See accompanying notes to consolidated financial statements.

                                                      6

                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                            (Unaudited)



                                                                                               Three Months Ended March 31,
($ in thousands)                                                                                    2003           2002
                                                                                                 ----------      ---------

Reconciliation of net income to net cash provided by operating activities:
     Net income                                                                                   $ 1,827       $ 2,106
     Adjustments to reconcile net income to net cash provided by operating activities
         Minority interest in consolidated income                                                   4,009         5,876
         Depreciation and amortization                                                              1,820         1,795
         Provision for uncollectible accounts                                                          92           165
         Provision for deferred income taxes                                                        1,614         1,544
         Equity in loss (earnings) of affiliates                                                       35          (106)
         Other                                                                                        137           290

     Changes in operating assets and liabilities, net of effect of purchase transactions
         Investments                                                                                    -           612
         Accounts receivable                                                                        2,659        (2,731)
         Other receivables                                                                             47         1,098
         Other assets                                                                                (731)        1,280
         Accounts payable                                                                            (157)        1,594
         Accrued expenses                                                                          (2,443)         (823)
                                                                                                  --------      --------

     Total adjustments                                                                              7,082        10,594
                                                                                                  --------      --------

Net cash provided by operating activities                                                         $ 8,909       $12,700
                                                                                                  ========      ========


                                   See accompanying notes to consolidated financial statements.

                                                                 7

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


1.   General
     -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of March 31, 2003 and the results of operations and cash flows for the periods presented. These statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities.

2.   Earnings per share
     ------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:


                                                      Basic             Diluted
                                                    earnings           earnings
($ in thousands, except per share data)             per share          per share
                                                    ---------          ---------

Three Months Ended March 31, 2003
---------------------------------

Net income                                           $1,827              $1,827
                                                     ======              ======

Weighted average shares outstanding                  17,074              17,074
Effect of dilutive securities                            --                 149
                                                     ------              ------
     Shares for EPS calculation                      17,074              17,223
                                                     ======              ======

Net income per share                                  $0.11               $0.11
                                                     ======              ======

Three Months Ended March 31, 2002
---------------------------------

Net income                                           $2,106              $2,106
                                                     ======              ======

Weighted average shares outstanding                  15,704              15,704
Effect of dilutive securities                            --                  39
                                                     ------              ------
     Shares for EPS calculation                      15,704              15,743
                                                     ======              ======

Net income per share                                  $0.13               $0.13
                                                     ======              ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (continued)
                                   (Unaudited)


2. Earnings per share (continued)
   ------------------

Unexercised stock options and warrants to purchase 2,824,000 and 2,208,000 shares of our common stock as of March 31, 2003 and 2002 were not included in the computation of diluted EPS because the effect would be antidilutive.

3.   Segment Reporting
     -----------------

We have two reportable segments: lithotripsy and manufacturing. The lithotripsy segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers and the mobile broadcast and communication industry. Refractive operations are also reported to allow for meaningful prior year comparisons.

We measure performance based on the pretax income or loss from our operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest revenue and expense.

($ in thousands)         Lithotripsy          Manufacturing          Refractive
                         -----------          -------------          ----------

Three Months Ended
------------------
    March 31, 2003
    --------------

Revenue from
external customers          $14,994                $25,595                  --

Intersegment revenues            --                    322                  --

Segment profit                3,022                  2,343                  --


Three Months Ended
------------------
    March 31, 2002
    --------------

Revenue from
external customers          $17,401                $18,219              $4,487

Intersegment revenues            --                     --                  --

Segment profit                4,560                  1,996                 372

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (continued)
                                   (Unaudited)


3. Segment Reporting (continued)
   -----------------

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:



                                                  Three Months ended March 31,
($ in thousands)                                   2003                    2002
                                                   ----                    ----

Total segment profit                             $5,365                  $6,928

Corporate revenues                                  263                     196

Unallocated corporate expenses:

    General and administrative                     (645)                   (812)

    Net interest expense                         (1,936)                 (2,392)

    Loan fee                                        --                     (296)

    Other, net                                     (214)                   (208)
                                                 ------                  ------

Total unallocated corporate expenses             (2,795)                 (3,708)
                                                 ------                  ------

Income before income taxes                       $2,833                  $3,416
                                                 ======                  ======


4.  Stock-Based Compensation
    ------------------------

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our proforma information follows (in thousands except for earnings per share information):

                                              2003                    2002
                                              ----                    ----

Net income, as reported                      $1,827                  $2,106
Stock-based employee compensation
   expense, net of tax                          401                     161
                                             ------                 -------
Pro forma net income                         $1,426                  $1,945
                                             ======                  ======
Pro forma earning per share:
     Basic                                    $0.08                   $0.12
     Diluted                                  $0.08                   $0.12

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (continued)
                                   (Unaudited)

5.   Acquisitions
     ------------

Effective January 1, 2003, we acquired Aluminum Body Corporation ("ABC"). The acquisition of ABC extends our position in the manufacture of command and control vehicles for the Homeland Security and military and government markets. Additionally, the combination provides an important west coast hub for the service and sale of all of the products manufactured within our manufacturing group. Founded in 1945, ABC's military and government vehicle manufacturing activity is long standing. ABC constructs specialty vehicles, shelters and trailers for early warning missile defense systems, mobile training centers for Boeing's Apache and Comanche helicopter systems and various classified programs. ABC is also a recognized leader in the manufacture of expandable production trailers for the broadcast & communications industry. The aggregate purchase price was approximately $8.6 million comprised of $7.5 million in cash and $1.1 million of our common stock. We determined the value of our common stock issued by using an average closing price for the two trading days prior to and after the closing date of the purchase agreement. Approximately 150,000 shares were issued. We could pay an additional $4.7 million comprised of $3.5 million in cash and $1.2 million in common stock in the event that certain objectives are met. We recognized $7.1 million of goodwill related to this transaction, $2.5 million of which is tax deductible.

Effective February 7, 2003, we acquired Winemiller Communications ("Winemiller"). Winemiller provides turnkey remanufacturing and refurbishing of specialty vehicles utilized by the broadcast community and is a recognized leader in the application of microwave technology solutions. The company's clients include NBC, ABC, CBS, Fox, Gannett, Cox Communications and McGraw-Hill, to name a few. Winemiller's Solutions Group has been a mainstay consultant to the Summer and Winter Olympic Games since 1988 and has provided technology support for the Tour de France, the Goodwill Games, and other challenging broadcast events for the past several years. The aggregate purchase price was approximately $5.4 million comprised of $3.4 million in cash and $2 million of our common stock. We determined the value of our common stock issued by using an average closing price for the two trading days prior to and after the date of the purchase agreement. Approximately 244,000 shares were issued. We could pay an additional $500,000 comprised of $48,000 in cash and $452,000 in common stock in the event that certain objectives are met. We recognized $5.3 million of goodwill related to this transaction, which is not tax deductible.

6.   Condensed Financial Information Regarding Guarantor Subsidiaries
     ----------------------------------------------------------------

Our condensed consolidating financial information, Guarantor Subsidiaries and Non-guarantor Subsidiaries for March 31, 2003 and 2002 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because we have determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of ours who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated notes.

                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          Condensed Consolidating Statement of Operations
                                                 Three Months Ended March 31, 2003
                                                            (Unaudited)



                                         Prime Medical      Guarantor      Non-Guarantor     Eliminating      Consolidated
($ in thousands)                         Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                        ---------------  ---------------  ---------------   --------------   --------------

Revenue:
     Lithotripsy                             $ 2,240          $ 3,804         $ 12,511        $ (3,561)        $ 14,994
     Manufacturing                             2,344           25,595                -          (2,344)          25,595
     Other                                         -              263                -               -              263
                                             --------         -------         --------        --------          -------
         Total revenue                         4,584           29,662           12,511          (5,905)          40,852
                                             --------         -------         --------        --------          -------

Cost of services and general and
     administrative expenses:
         Lithotripsy                               -              467            5,965               -            6,432
         Manufacturing                             -           23,048                -               -           23,048
         Corporate                                33              612                -               -              645
                                             -------          -------         --------        --------          -------
                                                  33           24,127            5,965               -           30,125
Depreciation and amortization                      -              679            1,141               -            1,820
                                             -------          -------         --------        --------          -------

Operating income                               4,551            4,856            5,405          (5,905)           8,907
                                             -------         --------         --------        --------          -------

Other income (expenses):
     Interest and dividends                       53               44                9               -              106
     Interest expense                         (1,961)             (76)             (59)              -           (2,096)
     Other, net                                    -              (50)             (25)              -              (75)
                                             -------          -------         --------        --------          -------
         Total other income (expenses)        (1,908)             (82)             (75)              -           (2,065)
                                             -------          -------         --------        --------          -------

Income before provision for income             2,643            4,774            5,330          (5,905)           6,842
     taxes and minority interest

Minority interest in consolidated income           -                -                -           4,009            4,009

Provision for income taxes                       816              190                -               -            1,006
                                             -------          -------         --------        --------          -------

Net income                                   $ 1,827          $ 4,584          $ 5,330        $ (9,914)         $ 1,827
                                             =======          =======         ========        ========          =======



                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          Condensed Consolidating Statement of Operations
                                                 Three Months Ended March 31, 2002
                                                            (Unaudited)



                                              Prime Medical      Guarantor      Non-Guarantor     Eliminating      Consolidated
($ in thousands)                              Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                             ---------------  ---------------  ---------------   --------------   --------------

Revenue:
     Lithotripsy                                    $ 3,653          $ 5,384         $ 14,188         $ (5,824)        $ 17,401
     Manufacturing                                    1,957            1,960           18,219           (3,917)          18,219
     Refractive                                         458              527            4,487             (985)           4,487
     Other                                                -              196                -                -              196
                                                    -------          --------        --------         ---------        --------
         Total revenue                                6,068            8,067           36,894          (10,726)          40,303
                                                    -------          --------        --------         ---------        --------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                      -              634            6,121                -            6,755
         Manufacturing                                    -                -           15,627                -           15,627
         Refractive                                       -                -            3,172                -            3,172
         Corporate                                       19              793                -                -              812
                                                    -------          --------        --------         ---------        --------
                                                         19            1,427           24,920                -           26,366
Depreciation and amortization                             -              419            1,376                -            1,795
                                                    -------          --------        --------         ---------        --------

Operating income                                      6,049            6,221           10,598          (10,726)          12,142
                                                    -------          --------        --------         ---------        --------

Other income (expenses):
     Interest and dividends                               1               24               26                -               51
     Interest expense                                (2,350)             (69)            (124)               -           (2,543)
     Loan fees                                         (242)             (54)               -                -             (296)
     Other, net                                        (117)              29               26                -              (62)
                                                    -------          -------         --------         --------         --------
         Total other income (expenses)               (2,708)             (70)             (72)               -           (2,850)
                                                    -------          -------         --------         --------         --------

Income before provision for income                    3,341            6,151           10,526          (10,726)           9,292
     taxes and minority interest

Minority interest in consolidated income                  -                -                -            5,876            5,876

Provision for income taxes                            1,235               83               (8)               -            1,310
                                                    -------          -------         --------         --------         --------

Net income                                          $ 2,106          $ 6,068         $ 10,534        $ (16,602)         $ 2,106
                                                    =======          =======         ========        =========          =======


                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               Condensed Consolidating Balance Sheet
                                                          March 31, 2003
                                                            (Unaudited)



                                                Prime Medical     Guarantor      Non-Guarantor     Eliminating      Consolidated
($ in thousands)                                Services, Inc.   Subsidiaries    Subsidiaries        Entries           Total
                                               ---------------  --------------  --------------   ---------------  ----------------

ASSETS

Current assets:
     Cash and cash equivalents                      $      35        $  3,909        $  5,166        $        -         $   9,110
     Accounts receivable, net                               -          13,790           7,228                 -            21,018
     Other receivables                                    291           2,222             175                 -             2,688
     Deferred income taxes                               (734)          6,358               -                 -             5,624
     Prepaid expenses and other current assets          3,549             736             179                 -             4,464
     Inventory                                              -          20,879               -                 -            20,879
                                                    ---------        --------        --------        ----------         ---------
         Total current assets                           3,141          47,894          12,748                 -            63,783
                                                    ---------        --------        --------        ----------         ---------

Property and equipment:
     Equipment, furniture and fixtures                      -          12,191          31,803                 -            43,994
     Building and leasehold improvements                    -          11,113              38                 -            11,151
                                                    ---------        --------        --------        ----------         ---------
                                                            -          23,304          31,841                 -            55,145
     Less accumulated depreciation
         and amortization                                   -          (8,607)        (20,890)                -           (29,497)
                                                    ---------        --------        --------        ----------         ---------
         Property and equipment, net                        -          14,697          10,951                 -            25,648
                                                    ---------        --------        --------        ----------         ---------

Investment in subsidiaries
     and other investments                            223,046           6,793               -          (225,730)            4,109
Goodwill, net of accumulated amortization                   -         174,368               -                 -           174,368
Other noncurrent assets                                 6,563           3,753             318                 -            10,634
                                                    ---------        --------        --------        ----------         ---------
                                                    $ 232,750        $247,505        $ 24,017        $ (225,730)        $ 278,542
                                                    =========        ========        ========        ==========         =========

LIABILITIES

Current liabilities:
     Current portion of long-term debt                    $ -        $  1,048        $  1,343               $ -             2,391
     Accounts payable                                     101           9,750             249                 -            10,100
     Accrued expenses                                   4,700           2,941           7,340                              14,981
     Customer deposits                                      -           5,076               -                 -             5,076
                                                    ---------        --------        --------        ----------         ---------
         Total current liabilities                      4,801          18,815           8,932                 -            32,548
Long-term debt, net of current portion                115,478           5,588           4,321                 -           125,387
Deferred income taxes                                   9,042              56               -                 -             9,098
                                                    ---------        --------        --------        ----------         ---------
         Total liabilities                            129,321          24,459          13,253                 -           167,033
                                                    ---------        --------        --------        ----------         ---------

Minority interest                                           -               -               -             8,080             8,080

STOCKHOLDERS' EQUITY

Common stock                                              173               -               -                 -               173
Capital in excess of par value                         70,813               -               -                 -            70,813
Accumulated earnings                                   32,443               -               -                 -            32,443
Subsidiary net equity                                       -         223,046          10,764          (233,810)                -
                                                    ---------        --------        --------        ----------         ---------
         Total stockholders' equity                   103,429         223,046          10,764          (233,810)          103,429
                                                    ---------        --------        --------        ----------         ---------
                                                    $ 232,750        $247,505        $ 24,017        $ (225,730)        $ 278,542
                                                    =========        ========        ========        ==========         =========



                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         Condensed Consolidating Statement of Cash Flows
                                                 Three Months Ended March 31, 2003
                                                            (Unaudited)



                                                  Prime Medical    Guarantor       Non-Guarantor   Eliminating     Consolidated
($ in thousands)                                  Services, Inc.  Subsidiaries     Subsidiaries      Entries          Total
                                                 --------------  --------------   --------------  --------------  --------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net cash provided by (used in)
       operating activities                           $ (3,070)        $ 5,728          $ 6,251        $      -         $ 8,909
                                                      --------         -------          -------        --------         -------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of equity investments and entities             -         (10,302)               -               -         (10,302)
     Escrow depoits                                          -          (3,492)               -               -          (3,492)
     Purchases of property and equipment                     -          (1,000)          (1,281)              -          (2,281)
     Proceeds from sales of equipment                        -               3                2               -               5
     Distributions from subsidiaries                     7,039           3,979                -         (11,018)              -
     Investments                                        (8,000)              -                -           8,000               -
     Distributions from investments                          -             135                -               -             135
                                                      --------         -------          -------        --------         -------

         Net cash provided by (used in)
              investing activities                        (961)        (10,677)          (1,279)         (3,018)        (15,935)
                                                      --------         -------          -------        --------         -------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
         interest                                       (4,000)              -             (485)              -          (4,485)
     Borrowings on notes payable                         8,000               -            1,605               -           9,605
     Distributions to minority interest                      -               -                -          (8,316)         (8,316)
     Contributions by minority interest                      -               -             (842)              -            (842)
     Contributions from parent                               -           8,000                -          (8,000)              -
     Distributions to equity owners                          -          (7,039)         (12,295)         19,334               -
                                                      --------         -------          -------        --------         -------

         Net cash provided by (used in)
                financing activities                     4,000             961          (12,017)          3,018          (4,038)
                                                      --------         -------          -------        --------         -------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                  (31)         (3,988)          (7,045)              -         (11,064)

Cash and cash equivalents, beginning of period              66           7,897           12,211               -          20,174
                                                      --------         -------          -------        --------         -------

Cash and cash equivalents, end of period              $     35         $ 3,909          $ 5,166        $      -         $ 9,110
                                                      ========         =======          =======        ========         =======


                                           PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         Condensed Consolidating Statement of Cash Flows
                                                 Three Months Ended March 31, 2002
                                                            (Unaudited)



                                                  Prime Medical    Guarantor       Non-Guarantor   Eliminating        Consolidated
($ in thousands)                                  Services, Inc.  Subsidiaries     Subsidiaries      Entries             Total
                                                 --------------  --------------   --------------  --------------   ----------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net cash provided by
       operating activities                          $ 1,779         $ 1,540          $ 9,381        $      -              $ 12,700
                                                     -------         -------          -------        --------              --------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of property and equipment                   -             (16)            (232)              -                  (248)
     Distributions from subsidiaries                       6           2,848                -          (2,854)                    -
     Distributions from investments                        -             115                -               -                   115
     Other                                                 -               -               15               -                    15
                                                     -------         -------          -------        --------              --------

         Net cash provided by (used in)
              investing activities                         6           2,947             (217)         (2,854)                 (118)
                                                     -------         -------          -------        --------              --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on notes payable exclusive of
         interest                                     (2,000)              -           (1,046)              -                (3,046)
     Distributions to minority interest                    -               -                -          (7,957)               (7,957)
     Contributions by minority interest                    -               -              351               -                   351
     Distributions to equity owners                        -              (6)         (10,805)         10,811                     -
                                                     -------         -------          -------        --------              --------

         Net cash provided by (used in)
                financing activities                  (2,000)             (6)         (11,500)          2,854               (10,652)
                                                     -------         -------          -------        --------              --------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                               (215)          4,481           (2,336)              -                 1,930

Cash and cash equivalents, beginning of period           259           3,088           13,156               -                16,503
                                                     -------         -------          -------        --------              --------

Cash and cash equivalents, end of period                $ 44         $ 7,569         $ 10,820        $      -              $ 18,433
                                                     =======         =======         ========        ========              ========


                  Item 2 - Management's Discussion and Analysis
                  ---------------------------------------------
                           of Financial Condition and
                           --------------------------
                              Results of Operations
                              ---------------------

Forward-Looking Statements
--------------------------

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, you should consult our reports on Form 10-K and other filings with the Securities and Exchange Commission, for factors that could cause our actual results to differ materially from those presented.

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

Lithotripsy Services. Lithotripsy is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. We own 67 lithotripters, 62 of which are mobile and five of which are fixed site. We do not render any medical services. Rather, the physicians do.

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

Recent Developments
-------------------

Effective January 1, 2003, we acquired Aluminum Body Corporation ("ABC"). The acquisition of ABC extends our position in the manufacture of command and control vehicles for the Homeland Security and military and government markets. Additionally, the combination provides an important west coast hub for the service and sale of all of the products manufactured within our manufacturing group.

Effective February 7, 2003, we acquired Winemiller Communications
("Winemiller"). Winemiller provides turnkey remanufacturing and refurbishing of specialty vehicles utilized by the broadcast community and is a recognized leader in the application of microwave technology solutions.

 In March 2003, we amended our interest rate swap agreement to add an additional $25 million, to the existing $50 million, with a floating rate based on LIBOR plus 5.11%. Our swap agreement is designated as a fair value hedge. This swap was executed to convert $75 million of the 8.75% notes from a fixed to floating rate instrument.

Critical Accounting Policies
----------------------------

Management has identified the following critical accounting policies:

Consolidation of our investment in certain limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%, requires judgement. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders' equity.

Impairments of intangible assets is another critical accounting policy that requires judgement and is based on assumptions of future operations. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142. Under SFAS No. 142, goodwill is no longer amortized, but must be tested for impairment at least annually. Impairment testing is done at a reporting unit level. We currently have identified two reporting units under the criteria set forth by SFAS No. 142.

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

Three months ended March 31, 2003 compared to the three months ended
--------------------------------------------------------------------
March 31, 2002
--------------

Our total revenues for the three months ended March 31, 2003 increased $549,000 (1%) as compared to the same period in 2002. Revenues from our lithotripter operations decreased by $2,407,000 (14%). Conversion of contract from a retail style contract to a wholesale style contract, payor mix changes and renegotiation of contracts during the past year resulted in decreases in average revenue per procedure. The actual number of procedures performed in the three months ended March 31, 2003 decreased by 7% compared to the same period in 2002. Our manufacturing revenues increased $7,376,000 (40%) due to the acquisition of Frontline Communications during May 2002, Smit Mobile Equipment Company in July 2002, Winemiller in February 2003 and ABC in January 2003. Our refractive revenues decreased $4,487,000 (100%) as we fully disposed of these operations in late 2002.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) for the three months ended March 31, 2003 increased from 65% to 74% of revenues, primarily due to increases in our manufacturing operations, which has lower operating margins than our lithotripsy operations. Our costs of services associated with our lithotripsy operations decreased $323,000 (5%) in absolute terms and increased from 39% to 43% of our lithotripsy revenues primarily due to the decrease in revenues noted above. Our cost of services associated with our manufacturing operations increased $7,421,000 (47%) in absolute terms and from 86% to 90% of our manufacturing revenues due to increased sales and costs related to our acquisitions. Cost of services associated with our refractive operations decreased $3,172,000 (100%) as we fully disposed of these operations in late 2002. Our corporate expenses remained constant at 2% of revenues, decreasing $167,000 (21%) in absolute terms, as we continue to successfully grow without proportionately adding corporate expenses.

Depreciation and amortization expense increased $25,000 for the three months ended March 31, 2003 compared to the same period in 2002.

Our other expenses decreased $785,000 from March 31, 2002 to March 31, 2003. This decrease is partially attributable to a decrease in our interest expense of $447,000, a decrease in our loan fees of $296,000 and an increase in our interest income of $55,000 compared to the same period in 2002.

Minority interest in consolidated income for the three months ended March 31, 2003 decreased $1,867,000 compared to the same period in 2002, primarily as a result of a decrease in income from our lithotripsy segment which has significantly higher minority interest percentages than our other segments.

Provision for income taxes for the three months ended March 31, 2003 decreased $304,000 compared to the same period in 2002 due to an decrease in taxable income.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $9,110,000 and $20,174,000 at March 31, 2003 and December 31, 2002, respectively. Cash provided by operations for the quarter ended March 31, 2003 was $8,909,000 compared to cash provided by operations for the quarter ended March 31, 2002 of $12,700,000. Fee and other revenue collected increased by $7,615,000 and was offset by the increase in cash paid to employees, suppliers of goods and others of $9,351,000. These fluctuations are attributable to increased operations primarily in our manufacturing segment as well as the timing of accounts receivable collections and accounts payable and accrued expense payments. Taxes paid increased $1,803,000 from 2002 to 2003 due to the receipt of a 2001 tax refund in 2002.

Cash used by our investing activities for the quarter ended March 31, 2003, was $15,935,000 primarily due to $10,302,000 used in our acquisition of Winemiller and ABC. We purchased equipment and leasehold improvements totaling $2,281,000. We also deposited $3,492,000 in an escrow account related to certain contingent consideration for the ABC acquisition. Cash used by our investing activities for the quarter ended March 31, 2002, was $118,000.

Cash used in our financing activities for the quarter ended March 31, 2003, was $4,038,000, primarily due to distributions to minority interests of $8,316,000, partially offset by net borrowings on notes payable of $5,120,000. Cash used in our financing activities for the quarter ended March 31, 2002, was $10,652,000, primarily due to distributions to minority interests of $7,957,000 and net payments on notes payable of $3,046,000.

Senior Credit Facility

Our senior credit facility is a revolving line of credit. The revolving line of credit has a borrowing limit of $50 million, $13.5 million of which was drawn at March 31, 2003 and $21.5 million of which was drawn at April 30, 2003. Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, restrict the amount of our consolidated debt, restrict our ability to make certain loans and investments, and provide that we must maintain certain financial ratios.

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

In August 2002, we entered into an interest rate swap which is designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate is based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%.

General

We seek opportunities to increase our lithotripsy operations primarily through forming new operating subsidiaries in new markets as well as by acquisitions. We seek opportunities to grow our manufacturing operations through acquisitions, expanding our product lines and selling to a broader customer base. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in acquisitions where appropriate.

During 1998, we announced a stock repurchase program of up to $25.0 million of our common stock. In February 2000, we announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 we increased this amount to $45.0 million. We have not repurchased any of our common stock since 2000. From time to time, we may purchase additional shares of our common stock where, in our judgment, market valuations of our stock do not accurately reflect our past and projected results of operations. We intend to fund any additional stock purchases using cash flows from operations and borrowings under our senior credit facility. Under our repurchase program, through March 31, 2003, we have purchased 3,820,200 shares of our stock for a total of $32,525,000. These shares were retired in August 2002.

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

Adoption of Accounting Pronouncements
-------------------------------------

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material effect on the Company's consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to a variable interests in variable interest entities created after January 31, 2003, and July 1, 2003 for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003. The application of this Interpretation did not have a material effect on the Company's consolidated financial statements.

                Item 3 - Quantitative and Qualitative Disclosures
                -------------------------------------------------
                                About Market Risk
                                -----------------

Interest Rate Risk
------------------

As of March 31, 2003, we had long-term debt (including current portion) totaling $127,778,000, of which $100 million has a fixed rate of interest of 8.75%, $856,000 has fixed rates of 5% to 11%, $4,374,000 bears interest at a variable rate equal to a specified prime rate, $19,055,000 million bears interest at a variable rate equal to LIBOR + 1 to 3.75% and $1,515,000 does not bear any interest. The remaining $1,978,000 relates to the fair value of our interest rate swap which is discussed below. We are exposed to some market risk due to the floating interest rate debt totaling $23,429,000. We make monthly or quarterly payments of principal and interest on $7,533,000 of the floating rate debt. An increase in interest rates of 1% would result in a $234,000 annual increase in interest expense on this existing principal balance.

Additionally, in August 2002, we entered into an interest rate swap, which is designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. This swap has the effect of converting $50 million of our 8.75% notes from a fixed to floating rate instrument with a rate of LIBOR plus 4.57%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%.


                        Item 4 - Controls and Procedures
                        --------------------------------


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

                                     PART II


                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)      Exhibits

12.      Computation of ratio of earnings to fixed charges.

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer

(b)      Current Reports on Form 8-K

         On April 16, 2003, we filed a report on Form 8-K revising our guidance for the quarter ending March 31, 2003 and announcing our conference call for the quarter ending March 31, 2003.

         On April 24, 2003, we filed a report on Form 8-K disclosing our first quarter 2003 earnings release.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PRIME MEDICAL SERVICES, INC.



Date:    May 13, 2003             By: /s/ John Q. Barnidge
                                      -----------------------
                                      John Q. Barnidge, Senior Vice President
                                        and Chief Finanical Officer

                                  CERTIFICATION
                                  -------------

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

Date:  May 13, 2003               By:   /s/ Brad A. Hummel
                                       ---------------------------------
                                        Brad A. Hummel
                                        President and Chief Executive Officer

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

Date:  May 13, 2003             By:  /s/ John Q. Barnidge
                                     ---------------------------------
                                     John Q. Barnidge
                                     Chief Financial Officer