Form 10-Q
period 2003-06-30
PRIME MEDICAL SERVICES INC /TX/
filed 2003-08-12
CIK 895810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2003
                                       OR
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                         For the transition period from
                                ______ to ______


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

YES    X    NO  ___
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding at
          Title of Each Class                           July 31, 2003
          -------------------                           -------------
     Common Stock, $.01 par value                        17,081,869

                                     PART I


                         ITEM 1 - FINANCIAL INFORMATION


                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                            Three Months Ended      Six Months Ended
                                                                 June 30,                June 30,
($ in thousands, except per share data)                     2003        2002        2003           2002
                                                          -------     -------      -------       -------

Revenue:
     Lithotripsy:                                         $15,105     $ 17,831     $30,098      $ 35,232
     Manufacturing                                         21,544       19,106      47,139        37,325
     Refractive                                                 -        3,571           -         8,058
     Other                                                    262          196         525           392
                                                          --------    ---------    --------     ---------
         Total revenue                                     36,911       40,704      77,762        81,007
                                                          --------    ---------    --------     ---------

Cost of services and general and
     administrative expenses:
     Lithotripsy                                            6,579        6,977      13,011        13,732
     Manufacturing                                         19,373       15,515      42,420        31,142
     Refractive                                                 -        3,050           -         6,222
     Corporate                                                795          807       1,440         1,619
                                                          --------    ---------    --------     ---------
                                                           26,747       26,349      56,871        52,715
Depreciation and amortization                               1,831        1,814       3,651         3,609
                                                          --------    ---------    --------     ---------
                                                           28,578       28,163      60,522        56,324
                                                          --------    ---------    --------     ---------

Operating income                                            8,333       12,541      17,240        24,683

Other income (expenses):
     Interest and dividends                                   115           77         221           128
     Interest expense                                      (2,441)      (2,534)     (4,537)       (5,077)
     Loan fees                                                  -         (217)          -          (513)
     Other, net                                              (182)          89        (258)           27
                                                          --------    ---------    --------     ---------
                                                           (2,508)      (2,585)     (4,574)       (5,435)
                                                          --------    ---------    --------     ---------
Income before provision for income
     taxes and minority interests                           5,825        9,956      12,666        19,248

Minority interest in consolidated income                    3,884        5,035       7,893        10,911

Provision for income taxes                                    617        1,890       1,623         3,200
                                                          --------    ---------    --------     ---------

Net income                                                $ 1,324      $ 3,031     $ 3,150       $ 5,137
                                                          ========    =========    ========     =========

Basic earnings per share:
     Net income                                            $ 0.08       $ 0.19      $ 0.18        $ 0.33
                                                          ========    =========    ========     =========

     Weighted average shares outstanding                   17,325       15,863      17,200        15,784
                                                          ========    =========    ========     =========

Diluted earnings per share:
     Net income                                            $ 0.08       $ 0.19      $ 0.18        $ 0.32
                                                          ========    =========    ========     =========

     Weighted average shares outstanding                   17,574       16,199      17,398        15,972
                                                          ========    =========    ========     =========


                                    See accompanying notes to consolidated financial statements.

                              PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS



                                                              June 30,         December 31,
                                                               2003                2002
($ in thousands)                                            (Unaudited)          (Audited)
                                                            ------------       ------------

ASSETS

Current assets:
  Cash and cash equivalents                                   $ 9,213          $  20,174
  Accounts receivable, less allowance for doubtful
     accounts of $458 in 2003 and $629 in 2002                 21,811             21,137
  Other receivables                                               330                736
  Deferred income taxes                                         5,585              5,662
  Prepaid expenses and other current assets                     4,847              3,513
  Inventory                                                    22,248             16,407
                                                             ---------         ----------

     Total current assets                                      64,034             67,629
                                                             ---------         ----------

Property and equipment:
  Equipment, furniture and fixtures                            43,824             41,924
  Building and leasehold improvements                          11,214             10,195
                                                             ---------         ----------

                                                               55,038             52,119

  Less accumulated depreciation and amortization              (30,114)           (27,435)
                                                             ---------         ----------

     Property and equipment, net                               24,924             24,684
                                                             ---------         ----------

Other investments                                               3,988              4,279
Goodwill, at cost                                             177,047            161,783
Other noncurrent assets                                         7,255              7,464
                                                             ---------         ----------

                                                             $277,248          $ 265,839
                                                             =========         ==========


                 See accompanying notes to consolidated financial statements.


                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (continued)



                                                                                          June 30,         December 31,
                                                                                            2003              2002
($ in thousands, except share data)                                                     (Unaudited)         (Audited)
                                                                                        -----------        -----------

LIABILITIES

Current liabilities:
     Current portion of long-term debt                                                    $ 3,122           $ 2,395
     Accounts payable                                                                       6,546             6,570
     Accrued distributions to minority interests                                                -             8,333
     Accrued expenses                                                                       8,924            10,548
     Customer deposits                                                                      5,209             3,589
                                                                                         ---------        ----------

         Total current liabilities                                                         23,801            31,435

Long-term debt, net of current portion                                                    129,792           118,306
Deferred income taxes                                                                      10,928             7,522
                                                                                         ---------        ----------

         Total liabilities                                                                164,521           157,263

Minority interest                                                                           7,975             9,942

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding                  -                 -
Common stock, $0.01 par value; 40,000,000 shares authorized; 17,324,585 shares
     issued and outstanding in 2003 and 16,931,017 issued and outstanding in 2002             173               169
Capital in excess of par value                                                             70,813            67,849
Accumulated earnings                                                                       33,766            30,616
                                                                                         ---------        ----------

         Total stockholders' equity                                                       104,752            98,634
                                                                                         ---------        ----------

                                                                                         $277,248         $ 265,839
                                                                                         =========        ==========


                                     See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Six Months Ended June 30,
($ in thousands)                                              2003        2002
                                                           ----------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Fee and other revenue collected                          $ 80,122    $ 80,139
  Cash paid to employees, suppliers of goods and others     (64,156)    (56,601)
  Purchase of investments                                       -          (199)
  Proceeds from sales and maturities of investments             -           811
  Interest received                                             221         128
  Interest paid                                              (2,961)     (5,083)
  Taxes refunded                                                203       2,035
                                                           ---------   ---------

      Net cash provided by operating activities              13,429      21,230
                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of entities, net of cash acquired                (12,301)    (12,285)
  Escrow deposits                                            (1,742)        -
  Purchases of equipment and leasehold improvements          (3,469)       (806)
  Distributions from investments                                273         533
  Other                                                          23          64
                                                           ---------   ---------

      Net cash used in investing activities                 (17,216)    (12,494)
                                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                19,371       5,411
  Payments on notes payable, exclusive of interest           (8,353)     (8,696)
  Distributions to minority interest                        (16,842)    (19,088)
  Contributions by minority interest, net of buyouts         (1,350)      1,255
  Exercise of stock options                                       -       1,537
                                                           ---------   ---------

      Net cash used in financing activities                  (7,174)    (19,581)
                                                           ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (10,961)    (10,845)

Cash and cash equivalents, beginning of period               20,174      16,503
                                                           ---------   ---------

Cash and cash equivalents, end of period                    $ 9,213     $ 5,658
                                                           =========   =========


          See accompanying notes to consolidated financial statements.

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                             (Unaudited)



                                                                                          Six Months Ended June 30,
($ in thousands)                                                                             2003          2002
                                                                                          ----------     ---------

Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                                $ 3,150       $ 5,137
  Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interest in consolidated income                                                  7,893        10,911
    Depreciation and amortization                                                             3,651         3,609
    Provision for uncollectible accounts                                                        154             -
    Provision for deferred income taxes                                                       2,894         3,087
    Equity in earnings of affiliates                                                             17          (347)
    Proceeds from termination of interest rate swap                                           1,215             -
    Other                                                                                       324           359

  Changes in operating assets and liabilities, net of effect of purchase transactions:
    Investments                                                                                   -           612
    Accounts receivable                                                                       1,804          (805)
    Other receivables                                                                         2,406           762
    Other assets                                                                             (2,956)        2,395
    Accounts payable                                                                         (3,578)         (523)
    Accrued expenses                                                                         (3,545)       (3,967)
                                                                                           ---------     ---------

  Total adjustments                                                                          10,279        16,093
                                                                                           ---------     ---------

Net cash provided by operating activities                                                  $ 13,429      $ 21,230
                                                                                           =========     =========


                                 See accompanying notes to consolidated financial statements.

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


1.   General
     -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of June 30, 2003 and the results of operations and cashflows for the periods presented. These statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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


2.   Earnings per share
     ------------------

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:
                                                Basic            Diluted
                                              earnings          earnings
($ in thousands, except per share data)       per share         per share
                                              ---------         ---------

Six Months Ended June 30, 2003
------------------------------

Net income                                     $3,150             $3,150
                                               ======             ======

Weighted average shares outstanding            17,200             17,200
Effect of dilutive securities                      --                198
                                               ------             ------
     Shares for EPS calculation                17,200             17,398
                                               ======             ======

Net income per share                            $0.18              $0.18
                                              =======             ======

Six Months Ended June 30, 2002
------------------------------

Net income                                     $5,137             $5,137
                                               ======             ======

Weighted average shares outstanding            15,784             15,784
Effect of dilutive securities                      --                188
                                               ------             ------
     Shares for EPS calculation                15,784             15,972
                                               ======             ======

Net income per share                            $0.33              $0.32
                                               ======             ======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (continued)
                                   (Unaudited)

2.   Earnings per share (continued)
     ------------------
                                                 Basic            Diluted
                                               earnings          earnings
($ in thousands, except per share data)        per share         per share
                                               ---------         ---------

Three Months Ended June 30, 2003
--------------------------------

Net income                                      $1,324            $1,324
                                                ======            ======

Weighted average shares outstanding             17,325            17,325
Effect of dilutive securities                       --               249
                                                ------            ------
     Shares for EPS calculation                 17,325            17,574
                                                ======            ======

Net income per share                             $0.08             $0.08
                                                ======            ======

Three Months Ended June 30, 2002
--------------------------------

Net income                                      $3,031            $3,031
                                                ======            ======

Weighted average shares outstanding             15,863            15,863
Effect of dilutive securities                       --               336
                                                ------            ------
     Shares for EPS calculation                 15,863            16,199
                                                ======            ======

Net income per share                             $0.19             $0.19
                                                ======            ======


We did not include in our computation of diluted EPS unexercised stock options and warrants to purchase 2,822,000 and 474,000 shares of our common stock as of June 30, 2003 and 2002, respectively, because the effect would be antidilutive.

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

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (continued)
                                   (Unaudited)

3. Segment Reporting (continued)

($ in thousands)          Lithotripsy      Manufacturing      Refractive
                          -----------      -------------      ----------

Six Months Ended
----------------
    June 30, 2003
    -------------

Revenue from
external customers          $30,098           $47,139               --

Intersegment revenues           --                603               --

Segment profit                6,019             4,199               --


Six Months Ended
----------------
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


The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of operations:



                                                  Six Months ended June 30,
($ in thousands)                                   2003               2002
                                                   ----               ----

Total segment profit                            $10,218            $15,167

Corporate revenues                                  525                392

Unallocated corporate expenses:

    General and administrative                   (1,440)            (1,619)

    Net interest expense                         (4,134)            (4,762)

    Loan fees                                       --                (513)

    Other, net                                     (396)              (328)
                                                 -------           --------

Total unallocated corporate expenses             (5,970)            (7,222)
                                                 -------           --------

Income before income taxes                       $4,773             $8,337
                                                 =======           ========

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (continued)
                                   (Unaudited)

3.   Segment Reporting (continued)
     -----------------

($ in thousands)         Lithotripsy        Manufacturing       Refractive
                         -----------        -------------       ----------

Three Months Ended
------------------
    June 30, 2003
    -------------

Revenue from
external customers         $15,105             $21,544                 --

Intersegment revenues          --                  281                 --

Segment profit               2,997               1,856                 --


Three Months Ended
------------------
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



The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of operations:

                                           Three Months ended June 30,
($ in thousands)                             2003              2002
                                             ----              ----

Total segment profit                       $4,853             $8,240

Corporate revenues                            262                196

Unallocated corporate expenses:

    General and administrative               (795)              (807)

    Net interest expense                   (2,198)            (2,370)

    Loan fees                                 --                (217)

     Other, net                              (181)              (121)
                                           -------            -------

Total unallocated corporate expenses       (3,174)            (3,515)
                                           -------            -------

Income before income taxes                 $1,941             $4,921
                                           =======            =======

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (continued)
                                   (Unaudited)

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our proforma information follows (in thousands except for earnings per share information):

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                       2003       2002      2003       2002
                                       ----       ----      ----       ----

 Net income, as reported               $1,324     $3,031     $3,150    $5,137
 Stock-based employee compensation
    expense, net of tax                   252        266        653       427
                                       ------     ------     ------    ------
 Pro forma net income                  $1,072     $2,765     $2,497    $4,710
                                       ======     ======     ======    ======
 Pro forma earning per share:
      Basic                             $0.06      $0.17      $0.15     $0.30
      Diluted                           $0.06      $0.17      $0.14     $0.29

5.   Acquisitions
     ------------

Effective January 1, 2003, we acquired Aluminum Body Corporation ("ABC"). The acquisition of ABC extends our position in the manufacture of command and control vehicles for the Homeland Security and military and government markets. Additionally, the combination provides an important west coast hub for the service and sale of all of the products manufactured within our manufacturing group. Founded in 1945, ABC's military and government vehicle manufacturing activity is long standing. ABC constructs specialty vehicles, shelters and trailers for early warning missile defense systems, mobile training centers for Boeing's Apache and Comanche helicopter systems and various classified programs. ABC is also a recognized leader in the manufacture of expandable production trailers for the broadcast & communications industry. The aggregate purchase price was approximately $8.6 million comprised of $7.5 million in cash and $1.1 million of our common stock. We determined the value of our common stock issued by using an average closing price for the two trading days prior to and after the closing date of the purchase agreement. Approximately 150,000 shares were issued. We could pay an additional $4.7 million comprised of $3.5 million in cash, which was deposited into an escrow account at closing, and $1.2 million in common stock in the event that certain objectives are met. In May 2003, we released from escrow $1.75 million related to a portion of these items. We recognized $9.8 million of goodwill related to this transaction, $2.5 million of which is tax deductible.

Effective February 7, 2003, we acquired Winemiller Communications
("Winemiller"). Winemiller provides turnkey remanufacturing and refurbishing of specialty vehicles utilized by the broadcast community and is a recognized leader in the application of microwave technology

                  PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (continued)
                                   (Unaudited)

5.   Acquisitions (continued)
     ------------

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

6.   Condensed Financial Information Regarding Guarantor Subsidiaries
     ----------------------------------------------------------------

Our condensed consolidating financial information, Guarantor Subsidiaries and Non-guarantor Subsidiaries for June 30, 2003 and 2002 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because we have determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of ours who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated notes.

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           Condensed Consolidating Statement of Operations
                                                   Six Months Ended June 30, 2003
                                                             (Unaudited)



                                         Prime Medical   Guarantor   Non-Guarantor  Eliminating   Consolidated
($ in thousands)                         Services, Inc. Subsidiaries Subsidiaries     Entries         Total
                                         -------------- ------------ ------------  -------------  ------------

Revenue:
     Lithotripsy                           $ 4,514        $ 7,767       $ 25,153      $ (7,336)      $ 30,098
     Manufacturing                           4,199         47,139              -        (4,199)        47,139
     Other                                       -            525              -             -            525
                                           --------       --------      ---------    ----------      ---------
         Total revenue                       8,713         55,431         25,153       (11,535)        77,762
                                           --------       --------      ---------    ----------      ---------

Cost of services and general and
     administrative expenses:
         Lithotripsy                             -          1,178         11,833             -         13,011
         Manufacturing                           -         42,420              -             -         42,420
         Corporate                              53          1,387              -             -          1,440
                                           --------       --------      ---------    ----------      ---------
                                                53         44,985         11,833             -         56,871
Depreciation and amortization                    -          1,421          2,230             -          3,651
                                           --------       --------      ---------    ----------      ---------
                                                53         46,406         14,063             -         60,522
                                           --------       --------      ---------    ----------      ---------

Operating income                             8,660          9,025         11,090       (11,535)        17,240
                                           --------       --------      ---------    ----------      ---------

Other income (expenses):
     Interest and dividends                     53            154             14             -            221
     Interest expense                       (4,130)          (261)          (146)            -         (4,537)
     Other, net                                  -            (15)          (243)            -           (258)
                                           --------       --------      ---------    ----------      ---------
         Total other income (expenses)      (4,077)          (122)          (375)            -         (4,574)
                                           --------       --------      ---------    ----------      ---------

Income before provision for income
     taxes and minority interest             4,583          8,903         10,715       (11,535)        12,666

Minority interest in consolidated income         -              -              -         7,893          7,893

Provision for income taxes                   1,433            190              -             -          1,623
                                           --------       --------      ---------    ----------      ---------

Net income                                 $ 3,150        $ 8,713       $ 10,715     $ (19,428)       $ 3,150
                                           ========       ========      =========    ==========      =========

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           Condensed Consolidating Statement of Operations
                                                   Six Months Ended June 30, 2002
                                                             (Unaudited)



                                          Prime Medical     Guarantor     Non-Guarantor      Eliminating     Consolidated
($ in thousands)                          Services, Inc.  Subsidiaries     Subsidiaries        Entries          Total
                                          -------------   -------------    ------------     ------------    -------------

Revenue:
     Lithotripsy                             $ 7,811        $ 11,019         $ 28,484         $ (12,082)      $35,232
     Manufacturing                             5,378          14,741           25,005            (7,799)       37,325
     Refractive                                  399             537            8,058              (936)        8,058
     Other                                         -             392                -                 -           392
                                             --------       ---------        ---------        ----------      --------
         Total revenue                        13,588          26,689           61,547           (20,817)       81,007
                                             --------       ---------        ---------        ----------      --------

Cost of services and general and
     administrative expenses:
         Lithotripsy                               -           1,237           12,495                 -        13,732
         Manufacturing                             -           9,352           21,790                 -        31,142
         Refractive                                -               -            6,222                 -         6,222
         Corporate                                39           1,580                -                 -         1,619
                                             --------       ---------        ---------        ----------      --------
                                                  39          12,169           40,507                 -        52,715
Depreciation and amortization                      -             882            2,727                 -         3,609
                                             --------       ---------        ---------        ----------      --------
                                                  39          13,051           43,234                 -        56,324
                                             --------       ---------        ---------        ----------      --------

Operating income                              13,549          13,638           18,313           (20,817)       24,683
                                             --------       ---------        ---------        ----------      --------

Other income (expenses):
     Interest and dividends                       30              51               47                 -           128
     Interest expense                         (4,706)           (147)            (224)                -        (5,077)
     Loan fees                                  (459)            (54)               -                 -          (513)
     Other, net                                 (118)            185              (40)                -            27
                                             --------       ---------        ---------        ----------      --------
         Total other income (expenses)        (5,253)             35             (217)                -        (5,435)
                                             --------       ---------        ---------        ----------      --------

Income before provision for income
     taxes and minority interest               8,296          13,673           18,096           (20,817)       19,248

Minority interest in consolidated income           -               -                -            10,911        10,911

Provision for income taxes                     3,159              85              (44)                -         3,200
                                             --------       ---------        ---------        ----------      --------

Net income                                   $ 5,137        $ 13,588         $ 18,140         $ (31,728)      $ 5,137
                                             ========       =========        =========        ==========      ========

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           Condensed Consolidating Statement of Operations
                                                  Three Months Ended June 30, 2003
                                                             (Unaudited)



                                               Prime Medical        Guarantor        Non-Guarantor    Eliminating   Consolidated
($ in thousands)                              Services, Inc.      Subsidiaries       Subsidiaries       Entries        Total
                                              --------------      -------------      ------------     -----------   ------------

Revenue:
     Lithotripsy                                  $ 2,275            $ 3,964           $12,642         $ (3,776)      $15,105
     Manufacturing                                  1,855             21,544                 -           (1,855)       21,544
     Other                                              -                262                 -                -           262
                                                  --------           --------          --------        ---------      --------
         Total revenue                              4,130             25,770            12,642           (5,631)       36,911
                                                  --------           --------          --------        ---------      --------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                    -                711             5,868                -         6,579
         Manufacturing                                  -             19,373                 -                -        19,373
         Corporate                                     20                775                 -                -           795
                                                  --------           --------          --------        ---------      --------
                                                       20             20,859             5,868                -        26,747
Depreciation and amortization                           -                742             1,089                -         1,831
                                                  --------           --------          --------        ---------      --------
                                                       20             21,601             6,957                -        28,578
                                                  --------           --------          --------        ---------      --------

Operating income                                    4,110              4,169             5,685           (5,631)        8,333
                                                  --------           --------          --------        ---------      --------

Other income (expenses):
     Interest and dividends                             -                110                 5                -           115
     Interest expense                              (2,169)              (185)              (87)               -        (2,441)
     Other, net                                         -                 36              (218)               -          (182)
                                                  --------           --------          --------        ---------      --------
         Total other income (expenses)             (2,169)               (39)             (300)               -        (2,508)
                                                  --------           --------          --------        ---------      --------

Income before provision for income
     taxes and minority interest                    1,941              4,130             5,385           (5,631)        5,825

Minority interest in consolidated income                -                  -                 -            3,884         3,884

Provision for income taxes                            617                  -                 -                -           617
                                                  --------           --------          --------        ---------      --------

Net income                                        $ 1,324            $ 4,130           $ 5,385         $ (9,515)      $ 1,324
                                                  ========           ========          ========        =========      ========

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           Condensed Consolidating Statement of Operations
                                                  Three Months Ended June 30, 2002
                                                             (Unaudited)



                                                Prime Medical     Guarantor      Non-Guarantor     Eliminating     Consolidated
($ in thousands)                               Services, Inc.   Subsidiaries     Subsidiaries        Entries           Total
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Revenue:
     Lithotripsy                                  $ 4,158         $ 5,635         $ 14,296          $ (6,258)       $ 17,831
     Manufacturing                                  3,421          12,781            6,786            (3,882)         19,106
     Refractive                                       (59)             10            3,571                49           3,571
     Other                                              -             196                -                 -             196
                                                 ---------        --------        ---------        ----------       ---------
         Total revenue                              7,520          18,622           24,653           (10,091)         40,704
                                                 ---------        --------        ---------        ----------       ---------

Cost of services and general and
     administrative expenses:
         Lithotripsy                                    -             603            6,374                 -           6,977
         Manufacturing                                  -           9,352            6,163                 -          15,515
         Refractive                                     -               -            3,050                 -           3,050
         Corporate                                     20             787                -                 -             807
                                                 ---------        --------        ---------        ----------       ---------
                                                       20          10,742           15,587                 -          26,349
Depreciation and amortization                           -             463            1,351                 -           1,814
                                                 ---------        --------        ---------        ----------       ---------
                                                       20          11,205           16,938                 -          28,163
                                                 ---------        --------        ---------        ----------       ---------

Operating income                                    7,500           7,417            7,715           (10,091)         12,541
                                                 ---------        --------        ---------        ----------       ---------

Other income (expenses):
     Interest and dividends                            29              27               21                 -              77
     Interest expense                              (2,356)            (78)            (100)                -          (2,534)
     Loan fees                                       (217)              -                -                 -            (217)
     Other, net                                        (1)            156              (66)                -              89
                                                 ---------        --------        ---------        ----------       ---------
         Total other income (expenses)             (2,545)            105             (145)                -          (2,585)
                                                 ---------        --------        ---------        ----------       ---------

Income before provision for income
     taxes and minority interest                    4,955           7,522            7,570           (10,091)          9,956

Minority interest in consolidated income                -               -                -             5,035           5,035

Provision for income taxes                          1,924               2              (36)                -           1,890
                                                 ---------        --------        ---------        ----------       ---------

Net income                                        $ 3,031         $ 7,520          $ 7,606         $ (15,126)        $ 3,031
                                                 =========        ========        =========        ==========       =========


                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                Condensed Consolidating Balance Sheet
                                                           June 30, 2003
                                                            (Unaudited)



                                                 Prime Medical     Guarantor      Non-Guarantor    Eliminating     Consolidated
($ in thousands)                                 Services, Inc.  Subsidiaries     Subsidiaries       Entries          Total
                                                --------------  ---------------  --------------   --------------  --------------

ASSETS

Current assets:
     Cash and cash equivalents                           $ 79        $ 6,526        $ 2,608               $ -         $ 9,213
     Accounts receivable, net                               -         14,891          6,920                 -          21,811
     Other receivables                                    291            460           (421)                -             330
     Deferred income taxes                               (772)         6,357              -                 -           5,585
     Prepaid expenses and other current assets          4,002            823             22                 -           4,847
     Inventory                                              -         22,248              -                 -          22,248
                                                    ----------     ----------      ---------       -----------      ----------
         Total current assets                           3,600         51,305          9,129                 -          64,034
                                                    ----------     ----------      ---------       -----------      ----------

Property and equipment:
     Equipment, furniture and fixtures                      -         12,235         31,589                 -          43,824
     Building and leasehold improvements                    -         11,176             38                 -          11,214
                                                    ----------     ----------      ---------       -----------      ----------
                                                            -         23,411         31,627                 -          55,038
     Less accumulated depreciation
         and amortization                                   -         (9,052)       (21,062)                -         (30,114)
                                                    ----------     ----------      ---------       -----------      ----------
         Property and equipment, net                        -         14,359         10,565                 -          24,924
                                                    ----------     ----------      ---------       -----------      ----------

Investment in subsidiaries
     and other investments                            230,781          8,511              -          (235,304)          3,988
Goodwill, net of accumulated amortization                   -        177,047              -                 -         177,047
Other noncurrent assets                                 2,958          3,515            782                 -           7,255
                                                    ----------     ----------      ---------       -----------      ----------
                                                    $ 237,339      $ 254,737       $ 20,476        $ (235,304)      $ 277,248
                                                    ==========     ==========      =========       ===========      ==========

LIABILITIES

Current liabilities:
     Current portion of long-term debt                    $ -          $ 944        $ 2,178               $ -         $ 3,122
     Accounts payable                                       -          6,176            370                 -           6,546
     Accrued expenses                                   3,092          5,394            438                 -           8,924
     Customer deposits                                      -          5,209              -                 -           5,209
                                                    ----------     ----------      ---------       -----------      ----------
         Total current liabilities                      3,092         17,723          2,986                 -          23,801

Long-term debt, net of current portion                119,215          5,585          4,992                 -         129,792
Deferred income taxes                                  10,280            648              -                 -          10,928
                                                    ----------     ----------      ---------       -----------      ----------
         Total liabilities                            132,587         23,956          7,978                 -         164,521
                                                    ----------     ----------      ---------       -----------      ----------

Minority interest                                           -              -              -             7,975           7,975

STOCKHOLDERS' EQUITY

Common stock                                              173              -              -                 -             173
Capital in excess of par value                         70,813              -              -                 -          70,813
Accumulated earnings                                   33,766              -              -                 -          33,766
Subsidiary net equity                                       -        230,781         12,498          (243,279)              -
                                                    ----------     ----------      ---------       -----------      ----------
         Total stockholders' equity                   104,752        230,781         12,498          (243,279)        104,752
                                                    ----------     ----------      ---------       -----------      ----------
                                                    $ 237,339      $ 254,737       $ 20,476        $ (235,304)      $ 277,248
                                                    ==========     ==========      =========       ===========      ==========

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           Condensed Consolidating Statement of Cash Flows
                                                   Six Months Ended June 30, 2003
                                                             (Unaudited)



                                                   Prime Medical     Guarantor      Non-Guarantor    Eliminating      Consolidated
($ in thousands)                                  Services, Inc.   Subsidiaries     Subsidiaries       Entries           Total
                                                 ---------------  ---------------  --------------  ---------------  ----------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                    $ (6,178)      $ 4,686          $ 14,921             $ -           $ 13,429
                                                      ---------      --------         ---------        --------          ---------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of equity investments and entities             -       (12,301)                -               -            (12,301)
     Purchases of property and equipment                     -        (1,046)           (2,423)              -             (3,469)
     Proceeds from sales of equipment                        -             8                15               -                 23
     Distributions from subsidiaries                    11,433         6,442                 -         (17,875)                 -
     Investments                                       (12,000)            -                 -          12,000                  -
     Distributions from investments                          -           273                 -               -                273
     Escrow deposits                                    (1,742)            -                 -               -             (1,742)
                                                      ---------      --------         ---------        --------           --------

         Net cash provided by (used in)
              investing activities                      (2,309)       (6,624)           (2,408)         (5,875)           (17,216)
                                                      ---------      --------         ---------        --------           --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                        16,000             -             3,371               -             19,371
     Payments on notes payable exclusive of
         interest                                       (7,500)            -              (853)              -             (8,353)
     Exercise of stock options                               -             -                 -               -                  -
     Contributions by minority interest,
         net of buyouts                                      -             -            (1,350)              -             (1,350)
     Distributions to minority interest                      -             -                 -         (16,842)           (16,842)
     Contributions from parent                               -        12,000                 -         (12,000)                 -
     Distributions to equity owners                          -       (11,433)          (23,284)         34,717                  -
                                                      ---------      --------         ---------        --------           --------

         Net cash provided by (used in)
                financing activities                     8,500           567           (22,116)          5,875             (7,174)
                                                      ---------      --------         ---------        --------           --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                       13        (1,371)           (9,603)              -            (10,961)

Cash and cash equivalents, beginning of period              66         7,897            12,211               -             20,174
                                                      ---------      --------         ---------        --------           --------

Cash and cash equivalents, end of period                  $ 79       $ 6,526           $ 2,608             $ -            $ 9,213
                                                      =========      ========         =========        ========          =========

                                            PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           Condensed Consolidating Statement of Cash Flows
                                                   Six Months Ended June 30, 2002
                                                             (Unaudited)



                                                   Prime Medical     Guarantor      Non-Guarantor    Eliminating      Consolidated
($ in thousands)                                  Services, Inc.   Subsidiaries     Subsidiaries       Entries           Total
                                                 ---------------  ---------------  --------------  ---------------  ----------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
         Net cash provided by (used in)
              operating activities                   $ (3,704)        $ 5,463          $ 19,471            $ -         $ 21,230
                                                     ---------        --------         ---------      ---------        ---------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchases of operating entities                        -         (12,285)                -              -          (12,285)
     Purchases of equipment and leasehold
         improvements                                       -            (165)             (641)             -             (806)
     Distributions from subsidiaries                    8,468           9,320                 -        (17,788)               -
     Investments in subsidiaries                       (5,000)              -                 -          5,000                -
     Distributions from investments                         -             533                 -              -              533
     Other                                                  -               -                64              -               64
                                                     ---------        --------         ---------      ---------        ---------

         Net cash provided by (used in)
              investing activities                      3,468          (2,597)             (577)       (12,788)         (12,494)
                                                     ---------        --------         ---------      ---------        ---------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Borrowings on notes payable                        5,000               -               411              -            5,411
     Payments on notes payable exclusive of
         interest                                      (6,500)              -            (2,196)             -           (8,696)
     Exercise of stock options                          1,537               -                 -              -            1,537
     Contributions by minority interest,
         net of buyouts                                     -               -             1,255              -            1,255
     Distributions to minority interest                     -               -                 -        (19,088)         (19,088)
     Contributions by parent                                -           5,000                 -         (5,000)               -
     Distributions to equity owners                         -          (8,468)          (28,408)        36,876                -
                                                     ---------        --------         ---------      ---------        ---------

         Net cash provided by (used in)
                financing activities                       37          (3,468)          (28,938)        12,788          (19,581)
                                                     ---------        --------         ---------      ---------        ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                    (199)           (602)          (10,044)             -          (10,845)

Cash and cash equivalents, beginning of period            259           3,088            13,156              -           16,503
                                                     ---------        --------         ---------      ---------        ---------

Cash and cash equivalents, end of period                 $ 60         $ 2,486           $ 3,112            $ -          $ 5,658
                                                     =========        ========         =========      =========        =========

                  Item 2 - Management's Discussion and Analysis
                  ---------------------------------------------
                           of Financial Condition and
                           --------------------------
                              Results of Operations
                              ---------------------

Forward-Looking Statements
--------------------------

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, you should consult our reports on Form 10-K and other filings under the Securities and Exchange Commission, for factors that could cause our actual results to differ materially from those presented.

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

In March 2003, we amended our interest rate swap agreement to add an additional $25 million, to the existing $50 million, with a floating rate based on LIBOR plus 5.11%. In May 2003, we terminated our interest rate swap agreement and received $1.5 million as a gain. We are amortizing this gain over the remaining life of the 8.75% notes. Our swap agreement was designated as a fair value hedge. This swap was executed to convert $75 million of the 8.75% notes from a fixed to floating rate instrument.

In July 2003, we entered into a letter agreement with each of two previous minority interest owners of AK Specialty Vehicles. Under these two letter agreements, each individual is entitled to require that we repurchase up to approximately 365,000 shares (for a total of approximately 730,000 shares) of our common stock that we issued in connection with our final repurchase of their interests in AK Specialty Vehicles. Each individual's right to require a repurchase of his shares can only be exercised in three equal increments of roughly 121,360 shares in July of 2003, June of 2004 and June of 2005 at per share purchase prices of $7.05, $7.12 and $7.19, respectively. Both individuals exercised their right to require repurchase in July of 2003 and, consequently, we purchased 242,720 shares under these letter agreements for approximately $1.7 million. The remaining obligations under these agreements will be accounted for in accordance with SFAS No. 150.

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

Impairments of intangible assets is another critical accounting policy that requires judgment and is based on assumptions of future operations. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142. Under SFAS No. 142, goodwill is no longer amortized, but must be tested for impairment at least annually. Impairment testing is done at a reporting level. We currently have identified two reporting units under the criteria set forth by SFAS No. 142.

A third critical accounting policy which requires judgment of management is the estimated allowance for doubtful accounts and in determining contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors. Actual results could vary from these estimates.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002
-----------------------------------------------------------------------------

Our total revenues for the six months ended June 30, 2003 decreased $3,245,000 (4%) as compared to the same period in 2002. Revenues from our lithotripter operations decreased by $5,134,000 (15%). Average revenue per procedure remained constant between the two periods while, the actual number of procedures performed in the six months ended June 30, 2003 decreased by 12% compared to the same period in 2002. The most significant decreases related to lost contracts in Florida and Alabama. Our manufacturing revenues increased $9,814,000 (26%) due to the acquisitions of Frontline Communications during May 2002, Smit Mobile Equipment Company in July 2002, Winemiller in February 2003 and ABC in January 2003. Our refractive revenues decreased $8,058,000 (100%) as we fully disposed of these operations in late 2002.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) for the six months ended June 30, 2003 increased from 65% to 73% of revenues, primarily due to increases in our manufacturing operations, which has lower operating margins than our lithotripsy operations. Our costs of services associated with our lithotripsy operations decreased $721,000 (5%) in absolute terms and increased from 39% to 43% of our lithotripsy revenues primarily due to the decrease in revenues noted above. Our cost of services associated with our manufacturing operations increased $11,278,000 (36%) in absolute terms and from 83% to 90% of our manufacturing revenues due to increased sales and costs related to our acquisitions. Cost of services associated with our refractive operations decreased $6,222,000 (100%) as we fully disposed of these operations in late 2002. Our corporate expenses remained constant at 2% of revenues, decreasing $179,000 (11%) in absolute terms, as we continue to successfully grow without proportionately adding corporate expenses.

Depreciation and amortization expense increased $42,000 for the six months ended June 30, 2003 compared to the same period in 2002.

Other expenses, net for the six months ended June 30, 2003 decreased $861,000 (16%) compared to the same period in 2002, primarily due to a $540,000 decrease in interest expense and $513,000 decrease in loan fees related to our senior credit facility.

Minority interest in consolidated income for the six months ended June 30, 2003 decreased $3,018,000 compared to the same period in 2002, primarily as a result of a decrease in income from our lithotripsy segment.

Provision for income taxes for the six months ended June 30, 2003 decreased $1,577,000 compared to the same period in 2002 due to a decrease in taxable income and a decrease in our effective tax rate.

Three months ended June 30, 2003 compared to the three months ended June 30,
2002
----------------------------------------------------------------------------

Our total revenues for the three months ended June 30, 2003 decreased $3,793,000 (9%) as compared to the same period in 2002. Revenues from our lithotripter operations decreased by $2,726,000 (15%). Average revenue per procedure remained consistent between the two periods while, the actual number of procedures performed in the three months ended June 30, 2003 decreased by 12% compared to the same period in 2002. The most significant decreases related to lost contracts in Florida and Alabama. Our manufacturing revenues increased $2,438,000 (13%) due to the acquisition of Frontline Communications during May 2002, Smit Mobile Equipment Company in July 2002, Winemiller in February 2003 and ABC in January 2003. Our refractive revenues decreased $3,571,000 (100%) as we fully disposed of these operations in late 2002.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) for three months ended June 30, 2003 increased from 65% to 72% of revenues, primarily due to increases in our manufacturing operations, which has lower operating margins than our lithotripsy operations. Our costs of services associated with our lithotripsy operations decreased $398,000 (6%) in absolute terms and increased from 39% to 44% of our lithotripsy revenues primarily due to reduced revenues noted above. Our cost of services associated with our manufacturing operations increased $3,858,000 (25%) in absolute terms and from 81% to 90% of our manufacturing revenues due to increased sales and costs related to our acquisitions. Cost of services associated with our refractive operations decreased $3,050,000 (100%) as we fully disposed of these operations in late 2002. Our corporate expenses remained constant at 2% of revenues, decreasing $12,000 (1%) in absolute terms, as we continue to successfully grow without proportionately adding corporate expenses.

Depreciation and amortization expense increased $17,000 for the three months ended June 30, 2003 compared to the same period in 2002.

Other expenses, net for the three months ended June 30, 2003 decreased $77,000 (3%) compared to the same period in 2002, primarily due to a $93,000 decrease in interest expense on our senior credit facility.

Minority interest in consolidated income for the three months ended June 30, 2003 decreased $1,151,000 compared to the same period in 2002, primarily as a result of a decrease in income from our lithotripsy segment.

Provision for income taxes for the three months ended June 30, 2003 decreased $1,273,000 compared to the same period in 2002 due to a decrease in taxable income and a decrease in our effective tax rate.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $9,213,000 and $20,174,000 at June 30, 2003 and December 31, 2002, respectively. Cash provided by operations for the six months ended June 30, 2003 was $13,429,000 compared to cash provided by operations for the six months ended June 30, 2002 of $21,230,000. Fee and other revenue collected decreased by $17,000 while cash paid to employees, suppliers of goods and others increased by $7,555,000. These fluctuations are attributable to increased operations and inventories primarily in our manufacturing segment as well as the timing of accounts receivable collections and accounts payable and accrued expense payments. A decrease in interest payments of $2,122,000 was due primarily to the termination of our interest rate swap. Taxes refunded decreased $1,832,000 from 2002 to 2003 due to the receipt of a 2001 tax refund in 2002.

Cash used in investing activities for the six months ended June 30, 2002 was $17,216,000 primarily due to $12,301,000 used in our acquisition of Winemiller and ABC. We purchased equipment and leasehold improvements totaling $3,469,000. We also had $1,742,000 remaining in an escrow account related to certain contingent consideration for the ABC acquisition. Cash used by our investing activities for the six months ended June 30, 2002 was $12,494,000 due primarily to our acquistion of Frontline and the remaining 20% minority interest in AK Specialty Vehicles.

Cash used in our financing activities for the six months ended June 30, 2003 was $7,174,000, primarily due to the distributions to minority interests of $16,842,000, partially offset by net borrowings on notes payable of $11,018,000. Cash used in our financing activities for the six months ended June 30, 2002 was $19,581,000, primarily due to distributions to minority interests of $19,088,000 and net payments on notes payable of $3,285,000.

Senior Credit Facility

Our senior credit facility is a revolving line of credit. The revolving line of credit has a borrowing limit of $50 million, $18 million of which was drawn at June 30, 2003 and July 31, 2003, respectively. Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, restrict the amount of our consolidated debt, restrict our ability to make certain loans and investments, and provide that we must maintain certain financial ratios. At June 30, 2003, we were not in compliance with one financial ratio and received a waiver from the banks.

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

In August 2002, we entered into an interest rate swap which was designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate is based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. Approximately $1.2 million in proceeds from the swaps was capitalized and will be amortized as a reduction to future interest expense over the remaining life of the 8.75% notes.

General

We seek opportunities to increase our lithotripsy operations primarily through forming new operating subsidiaries in new markets as well as by acquisitions. We seek opportunities to grow our manufacturing operations through both acquisitions, expanding our product lines and selling to a broader customer base. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in acquisitions where appropriate.

During 1998, we announced a stock repurchase program of up to $25.0 million of our common stock. In February 2000, we announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 we increased this amount to $45.0 million. We did not repurchase any of our common stock during 2002 or 2001. From time to time, we may purchase additional shares of our common stock where, in our judgment, market valuations of our stock do not accurately reflect our past and projected results of operations. We intend to fund any additional stock purchases using cash flows from operations and borrowings under our senior credit facility. Under our repurchase program, through July 31, 2003, we have purchased 3,820,200 shares of our stock at total cost of $32,525,000. These shares were retired in August 2002.

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

Adoption of Accounting Pronouncements
-------------------------------------

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement No. 149 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement No. 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement No. 150 did not have an impact on the Company's consolidated financial statements; however, in July 2003, we entered into two separate letter agreements that will be accounted for under this statement, see Recent Development section.

                Item 3 - Quantitative and Qualitative Disclosures
                -------------------------------------------------
                                About Market Risk
                                -----------------

Interest Rate Risk
------------------

As of June 30, 2003, we had long-term debt (including current portion) totaling $132,914,000, of which $100 million has a fixed rate of interest of 8.75%, $814,000 has fixed rates of 5% to 11%, $4,216,000 bears interest at a variable rate equal to a specified prime rate, $25,169,000 bears interest at a variable rate equal to LIBOR + 1 to 3.75%, $1,500,000 does not bear any interest and $1,215,000 relates to unamortized portion of the proceeds from the termination of our interest rate swap. We are exposed to some market risk due to the floating interest rate debt totaling $29,385,000. We make monthly or quarterly payments of principal and interest on $11,385,000 of the floating rate debt. An increase in interest rates of 1% would result in a $294,000 annual increase in interest expense on this existing principal balance.


Additionally, in August 2002, we entered into an interest rate swap, which is designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. This swap had the effect of converting $50 million of our 8.75% notes from a fixed to floating rate instrument with a rate of LIBOR plus 4.57%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swap in May 2003.

                        Item 4 - Controls and Procedures
                        --------------------------------

At the date of this report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II


                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

On May 13, 2003, we held an annual meeting of our stockholders to consider and vote on the two proposals we describe below. Management solicited proxies for this meeting.

1)       Election of seven directors to the board of directors;
         The nominees for director were:
         R. Steven Hicks, Brad A. Hummel, Joseph Jenkins, M.D., J.D., Carl S. Luikart, M.D., Michael R. Nicolais, William A. Searles, Kenneth S. Shifrin, and Michael J. Spalding, M.D.

All nominees were elected.  The voting was as follows:
------------------------------------------------------

     Nominee                     Votes For     Votes Against     Votes Withheld
     -------                     ---------     -------------     --------------

     R. Steven Hicks             13,818,634          113,490              --
     Brad A. Hummel              13,818,484          113,640              --
     Joseph Jenkins, M.D., J.D.   8,759,197        5,172,927              --
     Carl S. Luikart             13,818,534          113,590
     Michael R. Nicolais         13,819,099          113,025              --
     William A. Searles          13,818,634          113,490              --
     Kenneth S. Shifrin          13,818,284          113,840              --
     Michael J. Spalding, M.D.   13,818,584          113,540              --

2) The Prime Medical Services, Inc. 2003 Stock Incentive Plan did not pass. The "votes for" were 3,307,467, the "votes against" were 6,379,117 and the "votes withheld" were 137,126.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)      Exhibits

         12.    Computation of ratio of earnings to fixed charges.
         31.1   Certification of Chief Executive Officer
         31.2   Certification of Chief Financial Officer
         32.1   Certification of Chief Executive Officer
         32.2   Certification of Chief Financial Officer

(b)      Current Reports on Form 8-K

         On June 5, 2003, we filed a report on form 8-K disclosing a presentation to the investment community.

         On August 1, 2003, we filed a report on Form 8-K disclosing our second quarter 2003 earnings release.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PRIME MEDICAL SERVICES, INC.



Date:  August 12, 2003



                                     By: /s/ John Q. Barnidge
                                         ---------------------------------------
                                         John Q. Barnidge, Senior Vice President
                                               and Chief Financial Officer