Form 10-Q
period 2003-09-30
PRIME MEDICAL SERVICES INC /TX/
filed 2003-11-12
CIK 895810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities and Exchange Act of 1934
For the transition period from
______ to ______

Commission File Number: 0-22392

Prime Medical Services, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	74-2652727
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1301 Capitol of Texas Highway Suite 200B, Austin, Texas 78746
           (Address of principal executive offices)                (Zip Code)

(512) 328-2892
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X  NO

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).

YES   X  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.01 par value	Number of Shares Outstanding at November 11, 2003 17,081,869

PART I

ITEM 1 — FINANCIAL INFORMATION

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2003	2002	2003	2002
Revenue:
Lithotripsy	$15,658	$18,206	$45,756	$53,438
Manufacturing	23,641	24,991	70,780	62,316
Refractive	--	1,897	--	9,955
Other	260	204	785	596

Total revenue	39,559	45,298	117,321	126,305

Cost of services and general and
administrative expenses:
Lithotripsy	5,963	6,306	18,974	20,039
Manufacturing	22,503	21,188	64,923	52,330
Refractive	--	2,268	--	8,490
Corporate	901	936	2,341	2,554
Impairment and other costs	--	17,740	--	17,740

	29,367	48,438	86,238	101,153
Depreciation and amortization	1,759	1,691	5,410	5,300

	31,126	50,129	91,648	106,453

Operating income (loss)	8,433	(4,831)	25,673	19,852

Other income (expenses):
Interest and dividends	43	39	264	167
Interest expense	(2,338)	(2,486)	(6,875)	(7,563)
Loan fees	(257)	(556)	(257)	(1,069)
Other, net	203	764	(55)	790

	(2,349)	(2,239)	(6,923)	(7,675)

Income (loss) before provision (benefit) for income
taxes and minority interests	6,084	(7,070)	18,750	12,177
Minority interest in consolidated income	4,910	6,067	12,803	16,978
Provision (benefit) for income taxes	399	(5,030)	2,022	(1,831)

Net income (loss)	$775	$(8,107)	$3,925	$(2,970)

Basic earnings per share:
Net income (loss)	$0.05	$(0.48)	$0.23	$(0.18)

Weighted average shares outstanding	17,145	16,911	17,182	16,163

Diluted earnings per share:
Net income (loss)	$0.04	$(0.48)	$0.23	$(0.18)

Weighted average shares outstanding	17,366	16,911	17,387	16,163

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

($ in thousands)	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS

Current assets:
Cash and cash equivalents	$8,701	$20,174
Accounts receivable, less allowance for doubtful
accounts of $342 in 2003 and $629 in 2002	21,606	21,137
Other receivables	450	736
Deferred income taxes	5,383	5,662
Prepaid expenses and other current assets	5,887	3,513
Inventory	21,577	16,407

Total current assets	63,604	67,629

Property and equipment:
Equipment, furniture and fixtures	43,834	41,924
Building and leasehold improvements	11,214	10,195

	55,048	52,119
Less accumulated depreciation and amortization	(30,090)	(27,435)

Property and equipment, net	24,958	24,684

Other investments	3,028	4,279
Goodwill, at cost	177,378	161,783
Other noncurrent assets	7,640	7,464

	$276,608	$265,839

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except share data)	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)

LIABILITIES

Current liabilities:
Current portion of long-term debt	$3,286	$2,395
Accounts payable	6,917	6,570
Accrued distributions to minority interests	--	8,333
Accrued expenses	10,824	10,548
Customer deposits	4,389	3,589

Total current liabilities	25,416	31,435

Long-term debt, net of current portion	124,929	118,306
Deferred income taxes	12,499	7,522

Total liabilities	162,844	157,263

Minority interest	9,451	9,942

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding	--	--
Common stock, $0.01 par value; 40,000,000 shares authorized; 17,324,585 shares
issued in 2003 and 17,081,869 outstanding in 2003 and 16,931,017 issued and outstanding in 2002	173	169
Capital in excess of par value	70,813	67,849
Accumulated earnings	34,541	30,616
Treasury stock, at cost 242,716 shares in 2003	(1,214)	--

Total stockholders' equity	104,313	98,634

	$276,608	$265,839

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$120,355	$123,983
Cash paid to employees, suppliers of goods and others	(92,421)	(86,569)
Purchase of investments	--	(199)
Proceeds from sales and maturities of investments	--	811
Interest received	264	167
Interest paid	(3,397)	(5,562)
Taxes refunded	8	2,536

Net cash provided by operating activities	24,809	35,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(12,513)	(17,026)
Escrow deposits	(1,742)	--
Purchases of equipment and leasehold improvements	(5,128)	(3,644)
Distributions from investments	274	2,105
Other	243	409

Net cash used in investing activities	(18,866)	(18,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	19,572	5,749
Payments on notes payable, exclusive of interest	(14,148)	(9,291)
Distributions to minority interest	(21,346)	(25,066)
Contributions by minority interest, net of buyouts	(280)	1,248
Purchase of treasury stock	(1,214)	--
Exercise of stock options	--	1,537

Net cash used in financing activities	(17,416)	(25,823)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,473)	(8,812)

Cash and cash equivalents, beginning of period	20,174	16,503

Cash and cash equivalents, end of period	$8,701	$7,691

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2003	2002
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$3,925	$(2,970)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated income	12,803	16,978
Depreciation and amortization	5,410	5,300
Provision for uncollectible accounts	218	--
Provision for deferred income taxes	4,667	(617)
Stock buyback agreements	850	--
Equity in earnings of affiliates	(48)	(578)
Impairment of goodwill and other assets	--	15,773
Proceeds from termination of interest rate swap	1,151	--
Other	356	647

Changes in operating assets and liabilities, net of effect of purchase transactions:
Investments	--	611
Accounts receivable	1,946	(1,151)
Other receivables	2,285	2,127
Other assets	(2,961)	2,075
Accounts payable	(4,028)	(1,169)
Accrued expenses	(1,765)	(1,859)

Total adjustments	20,884	38,137

Net cash provided by operating activities	$24,809	$35,167

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (Unaudited)

1. General

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of September 30, 2003 and the results of operations and cash flows for the periods presented. These statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities or as reported in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003.

2. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share

Nine Months Ended September 30, 2003

Net income	$3,925	$3,925

Weighted average shares outstanding	17,182	17,182
Effect of dilutive securities	--	205

Shares for EPS calculation	17,182	17,387

Net income per share	$0.23	$0.23

Nine Months Ended September 30, 2002

Net loss	$(2,970)	$(2,970)

Weighted average shares outstanding	16,163	16,163
Effect of dilutive securities	--	--

Shares for EPS calculation	16,163	16,163

Net loss per share	$(0.18)	$(0.18)

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (continued) (Unaudited)

2. Earnings per share (continued)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share

Three Months Ended September 30, 2003

Net income	$775	$775

Weighted average shares outstanding	17,145	17,145
Effect of dilutive securities	--	221

Shares for EPS calculation	17,145	17,366

Net income per share	$0.05	$0.04

Three Months Ended September 30, 2002

Net loss	$(8,107)	$(8,107)

Weighted average shares outstanding	16,911	16,911
Effect of dilutive securities	--	--

Shares for EPS calculation	16,911	16,911

Net loss per share	$(0.48)	$(0.48)

We did not include in our computation of diluted EPS unexercised stock options and warrants to purchase 3,050,000 and 2,674,000 shares of our common stock as of September 30, 2003 and 2002, respectively, because the exercise prices were greater than the average market price of our common stock during the respective periods or because the effect of including the contingently issuable shares would decrease the net loss per share for the three and nine months ended September 2002.

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

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (continued) (Unaudited)

3.	Segment Reporting (continued)

($ in thousands)	Lithotripsy	Manufacturing	Refractive

Nine Months Ended
September 30, 2003

Revenue from
external customers	$45,756	$70,780	--

Intersegment revenues	--	603	--

Segment profit	9,775	5,039	--

Nine Months Ended
September 30, 2002

Revenue from
external customers	$53,438	$62,316	$9,955

Intersegment revenues	--	531	--

Segment profit	14,263	8,990	175

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of operations:

($ in thousands)	Nine Months ended September 30, 2003 2002

Total segment profit	$14,814	$23,428
Corporate revenues	785	596
Unallocated corporate expenses:
General and administrative	(2,341)	(2,554)
Net interest expense	(6,299)	(7,017)
Loan fees	(257)	(1,069)
Impairment and other costs	--	(17,740)
Other, net	(755)	(445)

Total unallocated corporate expenses	(9,652)	(28,825)

Income (loss) before income taxes	$5,947	$(4,801)

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (continued) (Unaudited)

3.     Segment Reporting(continued)

($ in thousands)	Lithotripsy	Manufacturing	Refractive

Three Months Ended
September 30, 2003
Revenue from
external customers	$15,658	$23,641	--
Intersegment revenues	--	--	--
Segment profit	3,756	840	--

Three Months Ended
September 30, 2002
Revenue from
external customers	$18,206	$24,991	$1,897
Intersegment revenues	--	531	--
Segment profit (loss)	4,789	3,553	(82)

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of operations:

($ in thousands)	Three Months ended September 30, 2003 2002

Total segment profit	$4,596	$8,260
Corporate revenues	260	204
Unallocated corporate expenses:
General and administrative	(901)	(936)
Net interest expense	(2,165)	(2,254)
Loan fees	(257)	(556)
Impairment and other costs	--	(17,740)
Other, net	(359)	(115)

Total unallocated corporate expenses	(3,682)	(21,601)

Income (loss) before income taxes	$1,174	$(13,137)

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (continued) (Unaudited)

4. Stock-Based Compensation

Upon adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), in 1996, we have continued to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. We have provided proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our proforma information follows (in thousands except for earnings per share information):

	Three Months Ended September 30, 2003 2002		Nine Months Ended September 30, 2003 2002
Net income (loss), as reported	$775	$(8,107)	$3,925	$(2,970)
Stock-based employee compensation
expense, net of tax	238	241	891	668

Pro forma net income (loss)	$537	$(8,348)	$3,034	$(3,638)

Pro forma earning per share:
Basic	$0.03	$(0.49)	$0.18	$(0.23)
Diluted	$0.03	$(0.49)	$0.17	$(0.23)

5. Acquisitions

Effective January 1, 2003, we acquired Aluminum Body Corporation (“ABC”). The acquisition of ABC extends our position in the manufacture of command and control vehicles for the Homeland Security and military and government markets. Additionally, the combination provides an important west coast hub for the service and sale of all of the products manufactured within our manufacturing group. Founded in 1945, ABC’s military and government vehicle manufacturing activity is long standing. ABC constructs specialty vehicles, shelters and trailers for early warning missile defense systems, mobile training centers for Boeing’s Apache and Comanche helicopter systems and various classified programs. ABC is also a recognized leader in the manufacture of expandable production trailers for the broadcast and communications industry. The aggregate purchase price was approximately $8.6 million comprised of $7.5 million in cash and $1.1 million of our common stock. We determined the value of our common stock issued by using an average closing price for the two trading days prior to and after the closing date of the purchase agreement. Approximately 150,000 shares were issued. We could pay an additional $4.7 million over the next four years comprised of $3.5 million in cash, which was deposited into an escrow account at closing, and $1.2 million in common stock in the event that certain objectives are met. In May 2003, we released from escrow $1.75 million related to a portion of these items. We recognized $9.8 million of goodwill related to this transaction, $2.5 million of which is tax deductible.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (continued) (Unaudited)

5.     Acquisitions (continued)

Effective February 7, 2003, we acquired Winemiller Communications (“Winemiller”). Winemiller provides turnkey remanufacturing and refurbishing of specialty vehicles utilized by the broadcast community and is a recognized leader in the application of microwave technologysolutions. The company’s clients include NBC, ABC, CBS, Fox, Gannett, Cox Communications and McGraw-Hill. Winemiller’s Solutions Group has been a mainstay consultant to the Summer and Winter Olympic Games since 1988 and has provided technology support for the Tour de France, the Goodwill Games, and other challenging broadcast events for the past several years. The aggregate purchase price was approximately $5.4 million comprised of $3.4 million in cash and $2 million of our common stock. We determined the value of our common stock issued by using an average closing price for the two trading days prior to and after the date of the purchase agreement. Approximately 244,000 shares were issued. We could pay an additional $500,000 over the next year comprised of $48,000 in cash and $452,000 in common stock in the event that certain objectives are met. We recognized $5.3 million of goodwill related to this transaction, which is not tax deductible.

6. Subsequent Events

On November 11, 2003, we announced the execution of a definitive merger agreement pursuant to which we will acquire Medstone International, Inc. (“Medstone”) for common stock. Pursuant to the merger agreement, Medstone stockholders will receive $5.00 of our common stock for each share of Medstone common stock they hold. The number of our shares to be issued to Medstone stockholders will be calculated based on the average of our stock closing prices for the 30 trading days immediately preceding the third trading day before the closing of the transaction.

Medstone, based in Aliso Viejo, California, is a leading manufacturer of lithotripsy systems and urology tables and a prominent provider of fee-per-procedure lithotripsy services. A pioneer in the manufacture of shockwave lithotripsy, Medstone’s was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 lithotripters in operation worldwide, and more than 325 urology and patient handling tables in use, the Medstone device is well established in the urology office and hospital market. For the year ended December 31, 2002, Medstone had revenues of $23 million, comprised of $17 million in service revenue and $6 million in equipment sales. For the trailing 12 months ended September 30, 2003, revenues were $21 million, comprised of $16 million in service revenue and $5 million in equipment sales. Upon completion of the merger, Medstone will become a wholly owned subsidiary of ours.

7. Condensed Financial Information Regarding Guarantor Subsidiaries

Our condensed consolidating financial information, Guarantor Subsidiaries and Non-guarantor Subsidiaries for September 30, 2003 and 2002 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because we have determined that such information is not material to investors. The Guarantor Subsidiaries are wholly owned subsidiaries of ours who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated notes.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Lithotripsy	$7,200	$11,893	$38,756	$(12,093)	45,756
Manufacturing	5,039	70,780	--	(5,039)	70,780
Other	--	785	--	--	785

Total revenue	12,239	83,458	38,756	(17,132)	117,321

Cost of services and general and
administrative expenses:
Lithotripsy	--	1,740	17,234	--	18,974
Manufacturing	--	64,923	--	--	64,923
Corporate	73	2,268	--	--	2,341

	73	68,931	17,234	--	86,238
Depreciation and amortization	--	2,153	3,257	--	5,410

	73	71,084	20,491	--	91,648

Operating income	12,166	12,374	18,265	(17,132)	25,673

Other income (expenses):
Interest and dividends	53	189	22	--	264
Interest expense	(6,285)	(353)	(237)	--	(6,875)
Loan fees	(257)	--	--	--	(257)
Other, net	--	299	(354)	--	(55)

Total other income (expenses)	(6,489)	135	(569)	--	(6,923)

Income before provision for income
taxes and minority interest	5,677	12,509	17,696	(17,132)	18,750
Minority interest in consolidated income	--	--	--	12,803	12,803
Provision for income taxes	1,752	270	--	--	2,022

Net income	$3,925	$12,239	$17,696	$(29,935)	$3,925

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2002 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Lithotripsy	$10,332	$15,966	$43,429	$(16,289)	53,438
Manufacturing	8,931	39,733	25,005	(11,353)	62,316
Refractive	(9,838)	517	9,955	9,321	9,955
Other	--	596	--	--	596

Total revenue	9,425	56,812	78,389	(18,321)	126,305

Cost of services and general and
administrative expenses:
Lithotripsy	--	2,041	17,998	--	20,039
Manufacturing	--	30,540	21,790	--	52,330
Refractive	--	--	8,490	--	8,490
Corporate	60	2,494	--	--	2,554
Impairment and other costs	--	16,912	828	--	17,740

	60	51,987	49,106	--	101,153
Depreciation and amortization	--	1,416	3,884	--	5,300

	60	53,403	52,990	--	106,453

Operating income	9,365	3,409	25,399	(18,321)	19,852

Other income (expenses):
Interest and dividends	31	68	68	--	167
Interest expense	(6,901)	(374)	(288)	--	(7,563)
Loan fees	(1,015)	(54)	--	--	(1,069)
Other, net	(118)	92	816	--	790

Total other income (expenses)	(8,003)	(268)	596	--	(7,675)

Income before provision for income
taxes and minority interest	1,362	3,141	25,995	(18,321)	12,177
Minority interest in consolidated income	--	--	--	16,978	16,978
Provision for income taxes	4,332	(6,284)	121	--	(1,831)

Net income (loss)	$(2,970)	$9,425	$25,874	$(35,299)	$(2,970)

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Three Months Ended September 30, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Lithotripsy	$2,686	$4,126	$13,603	$(4,757)	15,658
Manufacturing	840	23,641	--	(840)	23,641
Other	--	260	--	--	260

Total revenue	3,526	28,027	13,603	(5,597)	39,559

Cost of services and general and
administrative expenses:
Lithotripsy	--	562	5,401	--	5,963
Manufacturing	--	22,503	--	--	22,503
Corporate	20	881	--	--	901

	20	23,946	5,401	--	29,367
Depreciation and amortization	--	732	1,027	--	1,759

	20	24,678	6,428	--	31,126

Operating income	3,506	3,349	7,175	(5,597)	8,433

Other income (expenses):
Interest and dividends	--	35	8	--	43
Interest expense	(2,155)	(92)	(91)	--	(2,338)
Loan fees	(257)	--	--	--	(257)
Other, net	--	314	(111)	--	203

Total other income (expenses)	(2,412)	257	(194)	--	(2,349)

Income before provision for income
taxes and minority interest	1,094	3,606	6,981	(5,597)	6,084
Minority interest in consolidated income	--	--	--	4,910	4,910
Provision for income taxes	319	80	--	--	399

Net income	$775	$3,526	$6,981	$(10,507)	$775

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Three Months Ended September 30, 2002 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Lithotripsy	$2,521	$4,946	$14,946	$(4,207)	18,206
Manufacturing	3,553	24,992	--	(3,554)	24,991
Refractive	(10,237)	(20)	1,897	10,257	1,897
Other	--	204	--	--	204

Total revenue	(4,163)	30,122	16,843	2,496	45,298

Cost of services and general and
administrative expenses:
Lithotripsy	--	802	5,504	--	6,306
Manufacturing	--	21,188	--	--	21,188
Refractive	--	--	2,268	--	2,268
Corporate	21	915	--	--	936
Impariment and other costs	--	16,912	828	--	17,740

	21	39,817	8,600	--	48,438
Depreciation and amortization	--	534	1,157	--	1,691

	21	40,351	9,757	--	50,129

Operating income (loss)	(4,184)	(10,229)	7,086	2,496	(4,831)

Other income (expenses):
Interest and dividends	1	17	21	--	39
Interest expense	(2,195)	(227)	(64)	--	(2,486)
Loan fees	(556)	--	--	--	(556)
Other, net	--	(93)	857	--	764

Total other income (expenses)	(2,750)	(303)	814	--	(2,239)

Income before provision for income
taxes and minority interest	(6,934)	(10,532)	7,900	2,496	(7,070)
Minority interest in consolidated income	--	--	--	6,067	6,067
Provision for income taxes	1,173	(6,369)	166	--	(5,030)

Net income (loss)	$(8,107)	$(4,163)	$7,734	$(3,571)	$(8,107)

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Balance Sheet September 30, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$(16)	$5,409	$3,308	$--	$8,701
Accounts receivable, net	--	13,849	7,757	--	21,606
Other receivables	291	861	(702)	--	450
Deferred income taxes	(975)	6,358	--	--	5,383
Prepaid expenses and other current assets	5,230	840	(183)	--	5,887
Inventory	--	21,577	--	--	21,577

Total current assets	4,530	48,894	10,180	--	63,604

Property and equipment:
Equipment, furniture and fixtures	--	12,014	31,820	--	43,834
Building and leasehold improvements	--	11,185	29	--	11,214

	--	23,199	31,849	--	55,048
Less accumulated depreciation
and amortization	--	(9,115)	(20,975)	--	(30,090)

Property and equipment, net	--	14,084	10,874	--	24,958

Investment in subsidiaries
and other investments	227,369	8,174	--	(232,515)	3,028
Goodwill, net of accumulated amortization	--	177,378	--	--	177,378
Other noncurrent assets	4,147	2,761	732	--	7,640

	$236,046	$251,291	$21,786	$(232,515)	$276,608

LIABILITIES
Current liabilities:
Current portion of long-term debt	$--	$882	$2,404	$--	$3,286
Accounts payable	--	6,748	169	--	6,917
Accrued expenses	4,871	5,591	362	--	10,824
Customer deposits	--	4,389	--	--	4,389

Total current liabilities	4,871	17,610	2,935	--	25,416
Long-term debt, net of current portion	115,012	5,663	4,254	--	124,929
Deferred income taxes	11,850	649	--	--	12,499

Total liabilities	131,733	23,922	7,189	--	162,844

Minority interest	--	--	--	9,451	9,451
STOCKHOLDERS' EQUITY
Common stock	173	--	--	--	173
Capital in excess of par value	70,813	--	--	--	70,813
Accumulated earnings	34,541	--	--	--	34,541
Subsidiary net equity	--	227,369	14,597	(241,966)	--
Treasury stock	(1,214)	--	--	--	(1,214)

Total stockholders' equity	104,313	227,369	14,597	(241,966)	104,313

	$236,046	$251,291	$21,786	$(232,515)	$276,608

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net cash provided by (used in)
operating activities	$(6,997)	$9,384	$22,422	$--	$24,809

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equity investments and entities	--	(12,513)	--	--	(12,513)
Purchases of property and equipment	--	(2,017)	(3,111)	--	(5,128)
Other	--	186	57	--	243
Distributions from subsidiaries	18,371	8,569	--	(26,940)	--
Investments	(12,000)	--	--	12,000	--
Distributions from investments	--	274	--	--	274
Escrow deposits	(1,742)	--	--	--	(1,742)

Net cash provided by (used in)
investing activities	4,629	(5,501)	(3,054)	(14,940)	(18,866)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Borrowings on notes payable	16,000	--	3,572	--	19,572
Payments on notes payable exclusive of
interest	(12,500)	--	(1,648)	--	(14,148)
Contributions by minority interest,
net of buyouts	--	--	(280)	--	(280)
Distributions to minority interest	--	--	--	(21,346)	(21,346)
Purchase of treasury stock	(1,214)	--	--	--	(1,214)
Contributions from parent	--	12,000	--	(12,000)	--
Distributions to equity owners	--	(18,371)	(29,915)	48,286	--

Net cash provided by (used in)
financing activities	2,286	(6,371)	(28,271)	14,940	(17,416)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(82)	(2,488)	(8,903)	--	(11,473)
Cash and cash equivalents, beginning of period	66	7,897	12,211	--	20,174

Cash and cash equivalents, end of period	$(16)	$5,409	$3,308	$--	$8,701

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2002 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net cash provided by (used in)
operating activities	$(4,150)	$10,292	$29,025	$--	$35,167

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of operating entities	--	(17,026)	--	--	(17,026)
Purchases of equipment and leasehold
improvements	--	(117)	(3,527)	--	(3,644)
Distributions from subsidiaries	8,868	10,076	--	(18,944)	--
Investments in subsidiaries	(5,000)	--	--	5,000	--
Distributions from investments	--	2,105	--	--	2,105
Other	--	--	409	--	409

Net cash provided by (used in)
investing activities	3,868	(4,962)	(3,118)	(13,944)	(18,156)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Borrowings on notes payable	5,000	--	749	--	5,749
Payments on notes payable exclusive
interest	(6,500)	--	(2,791)	--	(9,291)
Exercise of stock options	1,537	--	--	--	1,537
Contributions by minority interest,
net of buyouts	--	--	1,248	--	1,248
Distributions to minority interest	--	--	--	(25,066)	(25,066)
Contributions by parent	--	5,000	--	(5,000)	--
Distributions to equity owners	--	(8,868)	(35,142)	44,010	--

Net cash provided by (used in)
financing activities	37	(3,868)	(35,936)	13,944	(25,823)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(245)	1,462	(10,029)	--	(8,812)
Cash and cash equivalents, beginning of period	259	3,088	13,156	--	16,503

Cash and cash equivalents, end of period	$14	$4,550	$3,127	$--	$7,691

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, you should consult our reports on Form 10-K and other filings under the Securities and Exchange Commission for factors that could cause our actual results to differ materially from those presented.

The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or not taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.

General

We provide lithotripsy services and design and manufacture trailers and coaches that transport high technology medical devices as well as broadcast and communication equipment.

Lithotripsy Services. Lithotripsy is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. We own 65 lithotripters, 61 of which are mobile and four of which are fixed site. We do not render any medical services. Rather, the physicians do.

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

Recent Developments

Effective January 1, 2003, we acquired Aluminum Body Corporation (“ABC”). The acquisition of ABC extends our position in the manufacture of command and control vehicles for the Homeland Security and military and government markets. Additionally, the combination provides us an important west coast hub for the service and sale of all of the products manufactured within our manufacturing group.

Effective February 7, 2003, we acquired Winemiller Communications (“Winemiller”). Winemiller provides turnkey remanufacturing and refurbishing of specialty vehicles utilized by the broadcast community and is a recognized leader in the application of microwave technology solutions.

In March 2003, we amended our interest rate swap agreement to add an additional $25 million, to the existing $50 million. In May 2003, we terminated these two interest rate swaps and received a payment of $1.5 million. We are amortizing this amount over the remaining life of the 8.75% notes. In August 2003, we entered into two new interest rate swap contracts for $25 million each with floating rates based on LIBOR plus 4.72% and 4.97%. Our swap agreements are designated as fair value hedges. These swaps were executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument.

In July 2003, we entered into a letter agreement with each of two previous minority interest owners of one of our subsidiaries, AK Specialty Vehicles.  Under these two letter agreements, each minority interest owner is entitled to require that we repurchase up to approximately 365,000 shares (for a total of approximately 730,000 shares) of our common stock that we issued in connection with our repurchase of their interests in AK Specialty Vehicles.  Each minority interest owner’s right to require a repurchase of his shares can only be exercised in three equal increments of roughly 121,360 shares in July of 2003, June of 2004 and June of 2005 at per share purchase prices of $7.05, $7.12 and $7.19, respectively.  Both individuals exercised their right to require repurchase in July of 2003 and, consequently, we purchased 242,720 shares under these letter agreements for approximately $1.7 million. We recorded $1.2 million to treasury stock based on the closing price of our stock on the date of repurchase and the remaining $498,000 was recorded as compensation costs. The remaining obligations under these agreements are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150 and resulted in an estimated liability and related compensation costs of approximately $850,000.

On November 11, 2003, we announced the execution of a definitive merger agreement pursuant to which we will acquire Medstone International, Inc. (“Medstone”) for common stock. Pursuant to the merger agreement, Medstone stockholders will receive $5.00 of our common stock for each share of Medstone common stock they hold. The number of our shares to be issued to Medstone stockholders will be calculated based on the average of our stock closing prices for the 30 trading days immediately preceding the third trading day before the closing of the transaction.

Medstone, based in Aliso Viejo, California, is a leading manufacturer of lithotripsy systems and urology tables and a prominent provider of fee-per-procedure lithotripsy services. A pioneer in the manufacture of shockwave lithotripsy, Medstone’s was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 lithotripters in operation worldwide, and more than 325 urology and patient handling tables in use, the Medstone device is well established in the urology office and hospital market. For the year ended December 31, 2002, Medstone had revenues of $23 million, comprised of $17 million in service revenue and $6 million in equipment sales. For the trailing 12 months ended September 30, 2003, revenues were $21 million, comprised of $16 million in service revenue and $5 million in equipment sales. Upon completion of the merger, Medstone will become a wholly owned subsidiary of ours.

Critical Accounting Policies.

Management has identified the following critical accounting policies:

Consolidation of our investment in certain limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%, requires judgment. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Impairments of intangible assets is another critical accounting policy that requires judgment and is based on assumptions of future operations. Effective January 1, 2002, we adopted SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortized, but must be tested for impairment at least annually. Impairment testing is done at a reporting level. We currently have identified two reporting units under the criteria set forth by SFAS No. 142.

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

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Our total revenues for the nine months ended September 30, 2003 decreased $8,984,000 (7%) as compared to the same period in 2002. Revenues from our lithotripter operations decreased by $7,682,000 (14%). Average revenue per procedure remained constant between the two periods while the actual number of procedures performed in the nine months ended September 30, 2003 decreased by 8% compared to the same period in 2002. The most significant decreases totaling approximately $4 million related to lost contracts in Florida and Alabama. Our manufacturing revenues increased $8,464,000 (14%) due to the acquisitions of Frontline Communications during May 2002, Smit Mobile Equipment Company in July 2002, Winemiller in February 2003 and ABC in January 2003. Our refractive revenues decreased $9,955,000 (100%) as we fully disposed of these operations in late 2002.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) for the nine months ended September 30, 2003 decreased from 80% to 74% of revenues, primarily due to a $17 million impairment recorded in 2002 related primarily to our refractive operations as discussed below partially offset by increases in our manufacturing operations, which has lower operating margins than our lithotripsy operations. Our costs of services associated with our lithotripsy operations decreased $1,065,000 (5%) in absolute terms but increased from 38% to 41% of our lithotripsy revenues primarily due to the decrease in revenues noted above. Our cost of services associated with our manufacturing operations increased $12,593,000 (24%) in absolute terms and from 84% to 92% of our manufacturing revenues due to increased sales and costs related to our acquisitions and a $1,348,000 charge related to stock buyback agreements discussed more fully in the “Recent Development” section. Cost of services associated with our refractive operations decreased $8,490,000 (100%) as we fully disposed of these operations in late 2002. Our corporate expenses remained constant at 2% of revenues, decreasing $213,000 (8%) in absolute terms, as we continue to successfully grow without proportionately adding corporate expenses.

In the third quarter of 2002, we recognized an impairment of approximately $17 million related to the disposal of our refractive operations. Additionally, we recognized an impairment related to certain lithotripsy assets located in south Florida due to a loss of the related revenue contracts.

Depreciation and amortization expense increased $110,000 for the nine months ended September 30, 2003 compared to the same period in 2002 due to the addition of Winemiller and ABC.

Other income (expenses), net for the nine months ended September 30, 2003 decreased $752,000 (10%) compared to the same period in 2002, primarily due to a $688,000 decrease in interest expense and $812,000 decrease in loan fees related to our senior credit facility partially offset by a $845,000 decrease in other, net due to a settlement in a class action lawsuit during 2002.

Minority interest in consolidated income for the nine months ended September 30, 2003 decreased $4,175,000 compared to the same period in 2002, primarily as a result of a decrease in income from our lithotripsy segment.

Provision for income taxes for the nine months ended September 30, 2003 increased $3,853,000 compared to the same period in 2002 due to an increase in taxable income and a decrease in our effective tax rate.

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Our total revenues for the three months ended September 30, 2003 decreased $5,739,000 (13%) as compared to the same period in 2002. Revenues from our lithotripter operations decreased by $2,548,000 (14%). Average revenue per procedure remained consistent between the two periods while the actual number of procedures performed in the three months ended September 30, 2003 decreased by 9% compared to the same period in 2002. The most significant decreases totaling approximately $1.3 million related to lost contracts in Florida and Alabama. Our manufacturing revenues decreased $1,350,000 (5%) due to a significant decrease in our Chicago mobile medical equipment division which had $3 million in lower sales from same quarter in 2002 partially offset by revenues from the acquisition of Winemiller in February 2003 and ABC in January 2003. Our refractive revenues decreased $1,897,000 (100%) as we fully disposed of these operations in late 2002.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) for three months ended September 30, 2003 decreased from 107% to 74% of revenues, primarily due to a $17 million impairment recorded in 2002 related primarily to our refractive operations as discussed below. Our costs of services associated with our lithotripsy operations decreased $343,000 (5%) in absolute terms but increased from 35% to 38% of our lithotripsy revenues primarily due to reduced revenues noted above. Our cost of services associated with our manufacturing operations increased $1,315,000 (6%) in absolute terms and from 85% to 95% of our manufacturing revenues due to a $1,348,000 charge related to stock buyback agreements discussed more fully in the “Recent Development” section. Cost of services associated with our refractive operations decreased $2,268,000 (100%) as we fully disposed of these operations in late 2002. Our corporate expenses remained constant at 2% of revenues, decreasing $35,000 (4%) in absolute terms, as we continue to successfully grow without proportionately adding corporate expenses.

In the third quarter of 2002, we recognized an impairment of approximately $17 million related to the disposal of our refractive operations. Additionally, we recognized an impairment related to certain lithotripsy assets located in south Florida due to a loss of the related revenue contracts.

Depreciation and amortization expense increased $68,000 for the three months ended September 30, 2003 compared to the same period in 2002 due to the addition of Winemiller and ABC.

Other income (expenses), net for the three months ended September 30, 2003 increased $110,000 (5%) compared to the same period in 2002, primarily due to a $561,000 decrease in other, net due to a settlement in a class action lawsuit during 2002. Both interest expense and loan fees related to our senior credit facility decreased in the quarter.

Minority interest in consolidated income for the three months ended September 30, 2003 decreased $1,157,000 compared to the same period in 2002, primarily as a result of a decrease in income from our lithotripsy segment.

Provision for income taxes for the three months ended September 30, 2003 increased $5,429,000 compared to the same period in 2002 due to an increase in taxable income and a decrease in our effective tax rate.

Liquidity and Capital Resources

Cash and cash equivalents were $8,701,000 and $20,174,000 at September 30, 2003 and December 31, 2002, respectively. Cash provided by operations for the nine months ended September 30, 2003 was $24,809,000 compared to cash provided by operations for the nine months ended September 30, 2002 of $35,167,000. Fee and other revenue collected decreased by $3,628,000 while cash paid to employees, suppliers of goods and others increased by $5,852,000. These fluctuations are attributable to increased operations and inventories primarily in our manufacturing segment as well as the timing of accounts receivable collections and accounts payable and accrued expense payments. A decrease in interest payments of $2,165,000 was due primarily to our interest rate swap agreements. Taxes refunded decreased $2,528,000 from 2002 to 2003 due to the receipt of a 2001 tax refund in 2002.

Cash used in investing activities for the nine months ended September 30, 2003 was $18,866,000 primarily due to $12,513,000 used in our acquisitions of Winemiller and ABC. We purchased equipment and leasehold improvements totaling $5,128,000. We also had $1,742,000 remaining in an escrow account related to certain contingent consideration for the ABC acquisition. Cash used by our investing activities for the nine months ended September 30, 2002 was $18,156,000 due primarily to our acquistion of Frontline Communications and the remaining 20% minority interest in AK Specialty Vehicles.

Cash used in our financing activities for the nine months ended September 30, 2003 was $17,416,000, primarily due to the distributions to minority interests of $21,346,000, partially offset by net borrowings on notes payable of $5,424,000. Cash used in our financing activities for the nine months ended September 30, 2002 was $25,823,000, primarily due to distributions to minority interests of $25,066,000 and net payments on notes payable of $3,542,000.

Senior Credit Facility

Our senior credit facility is a revolving line of credit. The revolving line of credit has a borrowing limit of $50 million, $13 million of which was drawn at September 30, 2003 and $8 million as of November 11, 2003, respectively. Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, restrict the amount of our consolidated debt, restrict our ability to make certain loans and investments, and provide that we must maintain certain financial ratios. As a result of our recording certain liabilities required by SFAS No. 150, we were not in compliance with one financial ratio at September 30, 2003. We received a waiver of this noncompliance from the lenders under our facility. We also amended our facility to exclude certain noncash charges recorded under SFAS No. 150 from the calculation of this ratio. As a result, assuming this amendment were in effect as of September 30, 2003, we would have been in compliance with this ratio as of September 30, 2003.

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

In August 2002, we entered into an interest rate swap which was designated as a fair value hedge pursuant to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate is based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated these swaps in May 2003. Approximately $1.2 million in proceeds from the swaps was capitalized and will be amortized as a reduction to future interest expense over the remaining life of the 8.75% notes. In August 2003, we entered into two new interest rate swaps for $25 million each which are designated as fair value hedges. These swaps were executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rates of the two interest rate swap agreements are based on LIBOR plus 4.72% and 4.97%, respectively.

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

During 1998, we announced a stock repurchase program of up to $25.0 million of our common stock. In February 2000, we announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 we increased this amount to $45.0 million. We did not repurchase any of our common stock during 2002 or 2001. From time to time, we may, subject to the terms of our senior credit facility and indenture covering the 8.75% notes, purchase additional shares of our common stock where, in our judgment, market valuations of our stock do not accurately reflect our past and projected results of operations. We intend to fund any additional stock purchases using cash flows from operations and borrowings under our senior credit facility. Under our repurchase program, through July 31, 2002, we had purchased 3,820,200 shares of our stock at total cost of $32,525,000. These shares were retired in August 2002 and as of September 30, 2003, no additional shares had been purchased under this program.

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

Adoption of Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This SFAS amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and July 1, 2003 for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003. In October 2003, the FASB delayed the implementation date for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003 until fiscal years beginning after December 31, 2003. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement No. 149 is not expected to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The initial adoption of SFAS No. 150 did not have an impact on our consolidated financial statements; however, in July 2003, we entered into two separate letter agreements that will be accounted for under this statement, as discussed more fully under the “Recent Development” section.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2003, we had long-term debt (including current portion) totaling $128,215,000, of which $100 million has a fixed rate of interest of 8.75%, $53,000 has fixed rates of 5% to 11%, $4,141,000 bears interest at a variable rate equal to a specified prime rate, $19,659,000 bears interest at a variable rate equal to LIBOR + 1 to 3.75%, $1,500,000 does not bear any interest, $850,000 relates to the fair value of the remaining stock buyback agreements, $861,000 relates to the fair value of our new interest rate swap which is discussed below and $1,151,000 relates to unamortized portion of the proceeds from the termination of our previous interest rate swap. We are exposed to some market risk due to the floating interest rate debt totaling $23,800,000. We make monthly or quarterly payments of principal and interest on $11,300,000 of the floating rate debt. An increase in interest rates of 1% would result in a $238,000 annual increase in interest expense on this existing principal balance.

Additionally, in August 2002, we entered into an interest rate swap, which is designated as a fair value hedge pursuant to the provisions of SFAS No. 133 and SFAS No. 138. This swap had the effect of converting $50 million of our 8.75% notes from a fixed to floating rate instrument with a rate of LIBOR plus 4.57%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swap in May 2003. In August 2003, we entered into two new interest rate swaps which are designated as fair value hedges. These swaps were executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rates of the two interest rate swap agreements are based on LIBOR plus 4.72% and 4.97%, respectively.

Item 4 – Controls and Procedures

At September 30, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) (b)	Exhibits

10.1 Merger Agreement dated January 1, 2003 by and among Prime Medical Services,
        Inc., ABC Merger, Inc. and Aluminum Body Corporation.
10.2 Waiver and Amendment of Certain Provisions of the Fifth Amended and Restated
        Loan Agreement dated August 15, 2003.
10.3 Waiver and Amendment of Certain Provisions of the Fifth Amended and Restated
        Loan Agreement dated November 10, 2003.
10.4 Repurchase Agreement between Robert W. Bachman and Prime Medical Services, Inc.
10.5 Repurchase Agreement between Lawrence J. Sodomire and Prime Medical Services, Inc.
12.   Computation of ratio of earnings to fixed charges.
31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer
32.2 Certification of Chief Financial Officer

Current Reports on Form 8-K

On November 12, 2003, we filed a report on Form 8-K disclosing our third quarter 2003 earnings release.

On November 12, 2003, we filed a report on Form 8-K disclosing our entering into a merger agreement with Medstone International, Inc. pursuant to which we would acquire
Medstone.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	PRIME MEDICAL SERVICES, INC. By: /s/ John Q. Barnidge John Q. Barnidge, Senior Vice President and Chief Financial Officer

