Form 10-K
period 2003-12-31
PRIME MEDICAL SERVICES INC /TX/
filed 2004-03-05
CIK 895810

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities and Exchange Act of 1934
For the transition period from
______ to ______

Commission File Number: 0-22392

Prime Medical Services, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	74-2652727
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1301 Capitol of Texas Highway Suite 200B, Austin, Texas 78746
           (Address of principal executive offices)                (Zip Code)

(512) 328-2892
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered to Section 12(g) of the Act:
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Aggregate Market Value at June 30, 2003: $ 80,172,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.01 par value	Number of Shares Outstanding at February 18, 2004 17,051,563

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant's definitive proxy material for the 2004 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

PRIME MEDICAL SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

References in this report to “we,” “us,” “our,” and the “Company” mean Prime Medical Services, Inc. and (as the context may require) one or more of our subsidiaries.

PART I

ITEM 1. BUSINESS

We provide lithotripsy services in 26 states and design and manufacture trailers and coaches for transporting high technology medical devices and equipment designed for mobile command and control centers and the media and broadcast industry. During 2002, we completed our divestiture of our operations in the refractive vision correction or “RVC” industry. Thus, we currently have two reportable segments: lithotripsy and manufacturing. RVC operations are also reported to allow for meaningful prior year comparisons. See Note M to the consolidated financial statements for segment disclosures.

Lithotripsy

Lithotripsy is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. Our services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. These partnerships were formed by us, and we have retained an equity interest ranging from approximately 17% to 100% while selling any remaining interests to physicians. We retain the sole general partnership interest in the partnerships and manage their daily operations. As of December 31, 2003, we had 62 lithotripters of which 58 are mobile and four are fixed sites. Our lithotripters performed approximately 28,100 procedures in the United States in 2003 serving approximately 372 hospitals and surgery centers in 26 states.

As the general partner of the limited partnerships, we provide services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. We also provide equipment maintenance services to the partnerships and supply them with various consumables. Urologists render medical care utilizing the lithotripters. We believe that we are one of the largest providers of lithotripsy services in the U.S. and that we have created the industry’s largest and most comprehensive lithotripsy database containing detailed treatment and outcomes data on over 150,000 procedures. We and our associated urologists utilize this database in seeking to provide the highest quality of lithotripsy services as efficiently as possible.

In February 2004, we acquired Medstone International, Inc. Medstone manufactures, sells, and maintains lithotripters and makes them available for use by health care providers under various fee-for-service arrangements in both fixed and mobile settings. Medstone and its subsidiaries also market fixed and mobile tables for urological treatments and imaging, patient handling tables for use by pain management clinics and other users, and x-ray generators for medical imaging. A pioneer in the manufacture of shockwave lithotripsy, Medstone’s lithotripter was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 lithotripters in operation worldwide, and more than 324 urology and patient handling tables in use, the Medstone devices are well established in the urology office and hospital market. For the year ended December 31, 2003, Medstone had revenue of $21 million, comprised of $15 million in service revenue and $6 million in equipment sales.

Manufacturing

We design, construct and engineer mobile trailers and coaches that transport high technology medical devices, equipment designed for mobile command and control centers, and equipment for broadcasting and communications applications. During 1997, we acquired a majority interest in AK Specialty Vehicles, which provides manufacturing services, installation, refurbishment and repair of trailers and coaches for mobile medical services providers, including non-lithotripsy medical services such as magnetic resonance imaging, cardiac catheterization labs, CT scanners, and postitron emission tomography. In May 2002, we acquired the remaining minority ownership interest in AK Specialty Vehicles which is now one of our wholly-owned subsidiaries.

In May 2001, we broadened our manufacturing platform by acquiring the assets of Calumet Coach Company, or Calumet. Since its founding more than 50 years ago, Calumet has produced thousands of special-purpose mobile units, earning a worldwide reputation for leadership in innovative design and quality manufacturing. Calumet’s customers include industry leaders such as GE Medical Systems, Philips, Siemens Medical Systems, Dornier Medical Systems, hundreds of hospital systems and healthcare providers, and numerous broadcast and production companies.

In May 2002, we acquired the assets and certain liabilities of Frontline Communications Corporation, or Frontline. Frontline is a leading manufacturer and integrator of custom vehicles exclusively for the broadcast and communications industry. This acquisition expanded our market share in the broadcast and communications industry.

In July 2002, we acquired Holland-based Smit Mobile Equipment Company, or Smit. Smit is a leading European manufacturer of mobile medical imaging vehicles. The Smit acquisition expanded our presence in the global marketplace as a manufacturer of specialty vehicles, strengthened our strategic position in the growing European market for high technology mobile medical imaging and broadcast and communication vehicles.

In January 2003, we acquired Aluminum Body Corporation, or ABC. The acquisition of ABC extends our position in the manufacture of command and control vehicles for the Homeland Security and military and government markets. Additionally, this acquisition provides us an important west coast hub for the service and sale of all of the products manufactured within our manufacturing group.

2

In February 2003, we acquired Winemiller Communications, or Winemiller. Winemiller provides turnkey remanufacturing and refurbishing of specialty vehicles utilized by the broadcast community and is a recognized leader in the application of microwave technology solutions.

Our manufacturing business is headquartered in Harvey, Illinois, with additional manufacturing operations in Calumet City, Illinois; Sanford, Florida; Clearwater, Florida; Riverside, California; Carlisle, Pennsylvania and Oud Bierjland, Holland. Additionally, we operate a service and sales facility in Camberley, England, and a sales office in Beijing, China.

Refractive

RVC refers to the correction of common vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism using specialized laser applications. During 1999 and 2000, we acquired eleven refractive centers, and affiliated with physicians specializing in refractive surgery.

In 2002, we completed the divesture of our RVC operations, thereby affording us the opportunity to focus our resources on opportunities in our manufacturing and lithotripsy businesses.

Potential Liabilities-Insurance

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

Government Regulation and Supervision

We are directly, or indirectly through physicians and hospitals and other health care facilities, which we will refer to as Customers, subject to extensive regulation by both the federal government and the governments in states in which we conduct business, including:

•	the federal False Claims Act;

•	the federal Medicare and Medicaid Anti-Kickback Law, and state anti-kickback prohibitions;
3

•	federal and state billing and claims submission laws and regulations;

•	the federal Health Insurance Portability and Accountability Act of 1996 and state laws relating to patient privacy;

•	the federal physician self-referral prohibition commonly known as the Stark Law and the state law equivalents of the Stark Law;

•	state laws that prohibit the practice of medicine by non-physicians, and prohibit fee-splitting arrangements involving physicians; and

•	federal and state laws governing the equipment we use in our business concerning patient safety and equipment operating specifications.

Practices prohibited by these statutes include, but are not limited to, the payment, receipt, offer, or solicitation of money or other consideration in connection with the referral of patients for services covered by a federal or state health care program. We contract with physicians under a variety of financial arrangements, and physicians have ownership interests in some entities in which we also have an interest. If our operations are found to be in violation of any of the laws and regulations to which we or our Customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare, Medicaid, and other governmental healthcare programs, loss of licenses, and the curtailment of our operations. While we believe that we are in compliance with all applicable laws, we cannot assure that our activities will be found to be in compliance with these laws if scrutinized by regulatory authorities. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of us being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or in the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we were to successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Equipment

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

Employees

As of February 18, 2004, we employed approximately 628 full-time employees and approximately 15 part-time employees.
4

Competition

The lithotripsy services market is highly fragmented and competitive. We compete with other private facilities and medical centers that offer lithotripsy services and with hospitals, clinics and individual medical practitioners that offer conventional and alternative medical treatment for kidney stones. We also compete with another public company, Healthtronics Surgical Services, Inc., which also manufactures and distributes lithotripsy equipment. Certain of our current and potential competitors have substantial financial resources and may compete with us for acquisitions and development of operations in markets we target. If the purchase price of lithotripters decreases, as a result of the development of less expensive lithotripsy equipment being developed or otherwise, competition could intensify. Increased competition could decrease our market share and prospects. Although most of our lithotripsy business is pursuant to lithotripsy service agreements, the duration of those agreements is limited to stated periods of time and most are either in their initial terms or have been renewed for a term of one to three years.

Our manufacturing segment competes with at least two privately held national companies in the mobile medical equipment market. We have at least five major competitors in the broadcast and satellite transmission industry. The primary competitive factors are price, quality, and product differences resulting from varying manufacturing techniques.

Risk Factors

Our high levels of indebtedness may limit our financial and operating flexibility.

We continue to have high levels of debt and interest expense. Our long-term debt as of December 31, 2003 was approximately $111.7 million, not including the current portion of long-term debt of $3.3 million on that date. Our debt to equity ratio as of December 31, 2003 was approximately 1.08.

We have a revolving line of credit with a borrowing limit of $50.0 million, $3.0 million of which was drawn at December 31, 2003. In addition, we have outstanding $100.0 million of 8.75% senior subordinated notes due April 2008. The 8.75% notes are unsecured general obligations and are subordinated in right of payment to all of our existing and future senior indebtedness and are guaranteed by our subsidiaries on a full, unconditional, joint and several basis.

We have been assigned a B-1 senior implied rating and the 8.75% notes have been assigned a B-3 rating by Moody’s Investor Service Inc. We have also been assigned a BB- corporate credit rating by Standard and Poor’s Ratings Group. All of these ratings are below investment grade. As a result, at times we may have difficulty accessing capital markets or raising capital on favorable terms as we will incur higher borrowing costs than our competitors that have higher ratings. Therefore, our financial results may be negatively affected by our inability to raise capital or the cost of such capital as a result of our credit ratings.

We must comply with various covenants contained in our revolving credit facility, the indenture related to the 8.75% notes and any other future debt arrangements that, among other things, limit our ability to:

5

•	incur additional debt or liens;

•	make payments in respect of or redeem or acquire any debt or equity issued by us;

•	sell assets;

•	make loans or investments;

•	acquire or be acquired by other companies; and

•	amend some of our contracts.

Our substantial debt could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital and capital expenditures, to engage in future acquisitions, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments on our debt or to comply with any restrictive terms of our debt;

•	limit our flexibility in planning for, or reacting to, changes in the industry in which we operate; and

•	place us at a competitive disadvantage as compared to our competitors that have less debt.

In addition, if we fail to comply with the terms of any of our debt, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. Realization of any of these factors could adversely affect our financial condition and results of operations.

If we are not able to establish or maintain relationships with physicians and hospitals, our ability to successfully commercialize our current or future service offerings will be materially harmed.

We are dependent on health care providers in two respects. First, if physicians and hospitals and other health care facilities, which we will refer to as Customers, determine that our services are not of sufficiently high quality or reliability, or if our Customers determine that our services are not cost effective, they will not utilize our services. In addition, any change in the rates of or conditions for reimbursement could substantially reduce (1) the number of procedures for which we or our Customers can obtain reimbursement or (2) the amounts reimbursed to us or our Customers for services provided by us. If third-party payors reduce the amount of their payments to Customers, our Customers may seek to reduce their payments to us or seek an alternate supplier of services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we may need to lower our fees to retain existing customers and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for services or creating downward pricing pressure. Second, physicians generally own equity interests in our partnerships. We provide a variety of services to the partnerships and in general manage their day-to-day affairs. Our operations could become disrupted, and financial results adversely affected, if these physician partners became dissatisfied with our services or if we became involved in disputes with our partners.

6

We are subject to extensive federal and state health care regulation.

We are subject to extensive regulation by both the federal government and the governments in states in which we conduct business. See “Government Regulation and Supervision” under this Part I for further discussion on these regulations.

Third party payors could refuse to reimburse health care providers for use of our current or future service offerings and products, which could make our revenues decline.

Third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of medical procedures and treatments. In addition, significant uncertainty exists as to the reimbursement status of newly approved health care products. Lithotripsy treatments are reimbursed under various federal and state programs, including Medicare and Medicaid, as well as under private health care programs, primarily at fixed rates. Governmental programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, and private programs are subject to policy changes and commercial considerations, all of which may have the effect of decreasing program payments, increasing costs or requiring us to modify the way in which we operate our business. These changes could have a material adverse effect on us.

We face intense competition and rapid technological change that could result in products that are superior to the products we manufacture or superior to the products on which our current or proposed services are based.

Competition in our business segments is intense. We compete with national, regional and local providers of lithotripsy services and designers and manufacturers of trailers and coaches for transporting medical devices and mobile equipment designed for mobile command and control centers and equipment for the media and broadcast industry. This competition could lead to a decrease in our profitability. Moreover, if our customers determine that our competitors offer better quality products or services or are more cost effective, we could lose business to these competitors. The medical device and specialty vehicle industries are subject to rapid and significant technological change. Others may develop technologies or products that are more effective or less costly than our products or the products on which our services are based, which could render our products or services obsolete or noncompetitive. Our business is also impacted by competition between lithotripsy services, on the one hand, and surgical and other established methods for treating urological conditions, on the other hand.

We may be subject to costly and time-consuming product liability actions that would materially harm our business.

Our lithotripsy services and manufacturing business exposes us to potential product liability risks that are inherent in these industries. All medical procedures performed in connection with our business activities are performed by or under the supervision of physicians who are not our employees. We do not perform medical procedures. However, we may be held liable if patients undergoing lithotripsy treatments using our devices are injured. We may also face product liability claims as a result of our specialty vehicle manufacturing. We cannot ensure that we will be able to avoid product liability exposure. Product liability insurance is generally expensive, if available at all. We cannot ensure that our present insurance coverage is adequate or that we can obtain adequate insurance coverage at a reasonable cost in the future.

7

Our success will depend partly on our ability to operate without infringing on or utilizing the proprietary rights of others.

The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. No one has claimed that any of our medical devices infringe on their intellectual property rights; however, it is possible that we may have unintentionally infringed on others’ patents or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which would reduce our revenues and net income.

If we fail to attract and retain key personnel and principal members of our management staff, our business, financial condition and operating results could be materially harmed.

Our success depends greatly on our ability to attract and retain qualified management and technical personnel, as well as to retain the principal members of our existing management staff. The loss of services of any key personnel could adversely affect our current operations and our ability to implement our growth strategy. There is intense competition within our industry for qualified staff, and we cannot assure you that we will be able to attract and retain the necessary qualified staff to develop our business. If we fail to attract and retain key management staff, or if we lose any of our current management team, our business, financial condition and operating results could be materially harmed.

The market price of our common stock may experience substantial fluctuation for reasons over which we have little control.

Our stock price has a history of volatility. Fluctuations have occurred even in the absence of significant developments pertaining to our business. Stock prices and trading volume of companies in the health care and health services industry have fallen and risen dramatically in recent years. Both company-specific and industry-wide developments may cause this volatility. During 2003, our stock price ranged from $4.05 to $8.88. Factors that could impact the market price of our common stock include the following:

8

•  future announcements concerning us, our competition or the health care services market generally;

•  developments relating to our relationships with hospitals, other health care facilities, or physicians;

•  developments relating to our sources of supply;

•  claims made or litigation filed against us;

•  changes in, or new interpretations of, government regulations;

•  changes in operating results from quarter to quarter;

•  sales of stock by insiders;

•  news reports relating to trends in our markets;

•  acquisitions and financings in our industry; and

•  overall volatility of the stock market.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.

Our acquisition strategy could fail or present unanticipated problems for our business in the future, which could adversely affect our ability to make acquisitions or realize anticipated benefits from those acquisitions.

We have followed an acquisition strategy since 1992 that has resulted in rapid growth in our business. This acquisition strategy may include acquiring healthcare services and specialty vehicle manufacturing businesses and is dependent on the continued availability of suitable acquisition candidates and our ability to finance and complete any particular acquisition successfully. Moreover, the Federal Trade Commission, or FTC, initiated an investigation in 1991 to determine whether the limited partnerships in which Lithotripters, Inc., now one of our wholly-owned subsidiaries, was the general partner posed an unreasonable threat to competition in the healthcare field. While the FTC closed its investigation and took no action, the FTC or another governmental authority charged with the enforcement of federal or state antitrust laws or a private litigant might, due to our size and market share, seek to (1) restrict our future growth by prohibiting or restricting the acquisition of additional lithotripsy operations or (2) require that we divest of certain of our lithotripsy operations. Furthermore, acquisitions involve a number of risks and challenges, including:

• diversion of management's attention; • the need to integrate acquired operations;
9

• potential loss of key employees of the acquired companies; and • an increase in our expenses and working capital requirements.

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from our acquired businesses or realize other anticipated benefits from those acquisitions.

Our results of operations could be adversely affected as a result of goodwill impairments.

Goodwill represents the excess of the purchase price paid for a company over the fair value of that company’s tangible and intangible net assets acquired. As of December 31, 2003, we had goodwill of $178 million. If we determine in the future that the fair value of any of our reporting segments does not exceed the carrying value of the related reporting segment, goodwill in that reporting segment will be deemed impaired. If impaired, the amount of goodwill will be reduced to the value determined by us to be the fair value of the reporting segment. The amount of the reduction will be deducted from earnings during the period in which the impairment occurs. An impairment will also reduce stockholders’ equity in the period incurred by the amount of the impairment.

Our manufacturing operations are partially dependent upon third-party suppliers, making us vulnerable to a supply shortage.

We obtain materials and manufactured components from third-party suppliers. Some of our suppliers are the sole source for a particular supply item. Any delay in our suppliers’ abilities to provide us with necessary material and components may affect our manufacturing capabilities or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, such as capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by special risks and requirements related to our medical equipment manufacturing business.

As a result of our acquisition of Medstone and Medstone’s medical equipment manufacturing business, our consolidated operations have become subject to various special risks and requirements associated with being a medical equipment manufacturer, which could have adverse effects. These include the following:

•	the need to comply with applicable federal Food and Drug Administration regulations relating to good manufacturing practices and medical device approval requirements, and with state licensing requirements;
10

•	the need for special non-governmental certifications and registrations regarding product safety, product quality and manufacturing procedures in order to market products in the European Union;

•	potential product liability claims for any defective goods that are distributed; and

•	the need for research and development expenditures to develop or enhance products and compete in the equipment markets.

Executive Officers

As of February 26, 2004, our executive officers were as follows:

Name	Age	Position
Kenneth S. Shifrin Brad A. Hummel John Q. Barnidge Bonnie Lankford Phillip J. Supple Richard A. Rusk	54 47 52 47 53 42	Chairman of the Board
Chief Executive Officer and President
Chief Financial Officer, Senior Vice
President and Secretary
President of Urology Division
President of Manufacturing Division
Vice President and Controller

The foregoing does not include positions held in our subsidiaries. Our officers are elected for annual periods. There are no family relationships between any of our executive officers and/or directors.

Mr. Shifrin has been our Chairman of the Board and a director since October 1989. In addition, Mr. Shifrin has served in various capacities with American Physicians Service Group, Inc., or APS, since February 1985, and is currently Chairman of the Board and Chief Executive Officer of APS. Since June 2003, Mr. Shifrin has also been a director of Financial Industries Corporation. Mr. Shifrin is a member of the World Presidents’ Organization.

Mr. Hummel has been our President and Chief Executive Officer since June 2000. From October 1999 until June 2000, Mr. Hummel was our Executive Vice President and Chief Operating Officer. Before joining us, Mr. Hummel was with Diagnostic Health Services, Inc. since 1984, most recently serving as their President and Chief Operating Officer from 1987 to 1999, Chief Executive Officer from January 1999 to October 1999 and as a member of its board of directors. Subsequent to Mr. Hummel’s departure, DHS filed for Chapter 11 bankruptcy reorganization in March 2000 and shortly thereafter re-emerged from bankruptcy in October 2000.

Mr. Barnidge has been our Chief Financial Officer, Senior Vice President and Secretary since December 2001. Mr. Barnidge was our Treasurer from August 2001 until December 2001. Before joining us, Mr. Barnidge, a CPA, was a partner in a public accounting and consulting firm from 1986 through July 2001. Mr. Barnidge is also a Certified Valuation Analyst and a Certified Fraud Examiner. He was formerly an Adjunct Professor in the University of Houston’s Graduate School of Business.

Ms. Lankford was named President of our Urology division in January 2003. Ms. Lankford joined us in January 2001 and was named Vice President in June 2002. From January 2000 to January 2001, she served as an Account Executive for Sonosite and, prior to that, she served as Senior Vice President — Operations for Diagnostic Health Services. Ms. Lankford has twenty years experience in healthcare services and medical device sales, including senior sales and operations roles in a public company setting.

Mr. Supple was named President of our Manufacturing division in July 2002. Mr. Supple joined us in November 2000 as a Vice President in our Manufacturing division. Prior to that, he served as President of Calumet Coach Company. Mr. Supple has twenty-five years experience with U.S. and European capital goods manufacturing concerns, including senior executive positions.

Mr. Rusk joined us in August 2000 as our Controller and was named Vice President in June 2002. Before joining us, Mr. Rusk, a CPA, was with KPMG LLP for approximately seventeen years, the last ten years as a senior audit manager.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). You may read and copy any materials that we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains these SEC filings. You can obtain these filings at the SEC’s website at http://www.sec.gov.

We also make available free of charge on or through our website (http://www.primemedical.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.   PROPERTIES

Our principal executive office is located in Austin, Texas in an office building owned by us. We purchased the building in November, 2001 from APS for approximately $6.0 million. This purchase allowed us to protect a significant investment in leasehold improvements, especially certain installed and fixed networking equipment related to our central business office, and to provide room for future growth. In 2003, we received positive cash flow of approximately $25,000 per month from owning and leasing the building. Before this purchase, we paid APS approximately $21,000 per month for approximately 11,600 square feet of office space, reception and telephone services, and other support services. Subsequent to this transaction, APS leased approximately 23,000 square feet of the building from us. This lease expires in September 2006.

For our manufacturing business, we own two buildings containing approximately 78,000 and 85,000 square feet of manufacturing and office space in Harvey and Calumet City, Illinois, respectively. Additionally, we lease approximately 35,000 square feet of manufacturing and office space in Sanford, Florida for approximately $16,000 a month, we lease approximately 64,000 square feet of manufacturing and office space in Clearwater, Florida for approximately $19,000 a month, we lease approximately 68,000 square feet of manufacturing and office space in Riverside, California for approximately $32,000 a month, we lease approximately 32,000 square feet of manufacturing and office space in Carlisle, Pennsylvania for approximately $8,000 a month and we lease approximately 98,000 square feet of manufacturing and office space in Oud Bierjland, Holland for approximately $54,000 a month.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 19, 2004, we held a special meeting of our stockholders to consider and vote on the two proposals we describe below. Management solicited proxies for this meeting.

1) The proposal to approve the Medstone acquisition was approved. The “votes for” were 10,645,279, the “votes against” were 73,822 and the “votes withheld” were 12,763.

2) The proposal to approve our 2003 stock option plan was approved. The “votes for” were 10,211,877, the “votes against” were 493,213 and the “votes withheld” were 26,774.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low closing prices per share for our common stock on the Nasdaq National Market for the years ended December 31, 2003 and 2002 (NASDAQ Symbol “PMSI”).

	2003		2002
	High	Low	High	Low
First Quarter	$8.88	$7.00	$8.00	$4.68
Second Quarter	$8.10	$4.71	$11.88	$7.20
Third Quarter	$5.54	$4.05	$11.65	$8.75
Fourth Quarter	$5.34	$4.12	$9.95	$6.31

On February 18, 2004, we had 563 holders of record of our common stock.
13

We are not currently paying dividends on our common stock. We have the authority to declare and pay dividends on our common stock in our discretion, as long as we have funds legally available to do so and our credit facility and indenture related to our 8.75% notes permit the declaration and payment. Our credit facility and indenture restrict our ability to pay cash dividends. In addition, we intend to retain our earnings to finance the expansion of our business and for general corporate purposes. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

Our amended and restated 1993 stock option plan, which expired in October 2003, provided that the aggregate number of shares of our common stock that may be issued upon the exercise of all options under the plan shall not exceed 4,550,000. The plan, and all amendments thereto, had been approved by our shareholders. As of December 31, 2003, we had no equity compensation plans in effect. The following table sets forth certain information as of December 31, 2003 about our equity compensation plan:

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Our 1993 stock option plan	2,522,000	$7.34	--

Other equity compensation	N/A	N/A	N/A
plans approved by our
security holders

Equity compensation plans not	N/A	N/A	N/A
approved by our security
holders

On February 19, 2004, our stockholders approved our new 2003 stock option plan, which provides that the aggregate number of shares of our common stock that may be issued upon the exercise of all options under the plan shall not exceed 600,000.

ITEM 6.   SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated historical financial information that has been derived from (a) our audited consolidated statements of income and cash flows for each of the years ended December 31, 2003, 2002, 2001, 2000 and 1999, (b) our audited consolidated balance sheets as of December 31, 2003, 2002, 2001, 2000 and 1999, and (c) our unaudited consolidated statements of income and cash flows for each of the three months ended December 31, 2003, September 30, 2003, June 30, 2003, and March 31, 2003. You should read this financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended December 31,
	2003	2002	2001	2000	1999
Revenues:
Lithotripsy	$60,416	$70,301	$80,887	$83,335	$89,180
Manufacturing	98,955	88,753	51,579	22,157	17,527
RVC	--	10,143	22,332	23,501	3,414
Other	1,022	739	70	1,702	2,053

Total	$160,393	$169,936	$154,868	$130,695	$112,174

Income:
Net income (loss)	$6,223	$770	$(14,465)	$10,657	$15,039

Diluted earnings (loss) per share	$0.36	$0.05	$(0.92)	$0.66	$0.88

Dividends per share	None	None	None	None	None
Total assets	$279,968	$265,839	$252,041	$276,218	$246,972

Long-term obligations	$113,125	$118,306	$118,532	$123,172	$103,797

Quarterly Data	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(unaudited)
2003
Revenues	$40,852	$36,911	$39,559	$43,071
Net income	$1,827	$1,324	$775	$2,297
Per share amounts (basic):
Net income	$0.11	$0.08	$0.05	$0.13
Weighted average shares outstanding	17,074	17,325	17,145	17,081
Per share amounts (diluted):
Net income	$0.11	$0.08	$0.04	$0.13
Weighted average shares outstanding	17,223	17,574	17,366	17,306

2002
Revenues	$40,303	$40,704	$45,298	$43,631
Net income (loss)	$2,106	$3,031	$(8,107)	$3,740
Per share amounts (basic):
Net income (loss)	$0.13	$0.19	$(0.48)	$0.22
Weighted average shares outstanding	15,704	15,863	16,911	16,931
Per share amounts (diluted):
Net income (loss)	$0.13	$0.19	$(0.48)	$0.22
Weighted average shares outstanding	15,743	16,199	16,911	17,154
15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995 about us that are subject to risks and uncertainties. All statements other than statements of historical fact included in this document are forward-looking statements. Although we believe that in making such statements our expectations are based on reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. The following important factors, in addition to those discussed under “Risk Factors,” could affect the future results of the health care industry in general, and us in particular, and could cause those results to differ materially from those expressed in such forward-looking statements.

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	uncertainties in our establishing or maintaining relationships with physicians and hospitals;

•	the impact of current and future laws and governmental regulations;

•	uncertainties inherent in third party payors' attempts to limit health care coverages and levels of reimbursement;

•	the effects of competition and technological changes;

•	the availability (or lack thereof) of acquisition or combination opportunities; and

•	general economic, market or business conditions.

General

We provide lithotripsy services and design and manufacture trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry.

Lithotripsy Services. According to the American Foundation for Urologic Disease, nearly 10% of Americans are afflicted with kidney stones during their lifetime. Most kidney stones occur within the 40-60 year old age group. The two primary forms of treatment of kidney stones are lithotripsy and endoscopic extraction, a form of invasive surgery. Of the approximate 600,000 kidney stone cases each year, approximately 225,000 to 250,000 are treated with lithotripsy. Lithotripsy uses extracorporeal shock waves to break up kidney stones into small pieces, which can pass naturally through the body’s urinary tract. This procedure is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery.

Our services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. As of December 31, 2003, we owned 62 lithotripters, 58 of which are mobile and four of which are fixed site. In 2003, physicians who are affiliated with us used our lithotripters to perform approximately 28,100 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

As the general partner of the limited partnerships, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Although, for 2003 and 2002, manufacturing revenue was higher than lithotripsy revenue, the operating margins on lithotripsy revenue have been, historically, much higher than on manufacturing revenue. We recognize lithotripsy revenue primarily from the following sources:

•

Fees for lithotripsy services. A substantial majority of our lithotripsy revenue is derived from fees related to lithotripsy treatments performed using our lithotripters. We, through our partnerships or other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. (For a further discussion on our partnerships, see “Lithotripsy” and “Government Regulation and Supervision” in Part I.) The professional fee payable to the physician performing the procedure is generally billed and collected by the physician.

•

Fees for operating our lithotripters. Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and receive a management fee for performing these services. In addition, we provide equipment maintenance services to our partnerships and supply them with other consumables.

Manufacturing.     We design, construct and engineer mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices such as magnetic resonance imaging, or MRI, cardiac catheterization labs, CT scanware, lithotripters and postitron emission tomography, or PET, and equipment designed for mobile command and control centers, and broadcasting and communications applications.

A significant portion of our revenue has been derived from our manufacturing operations. Manufacturing revenue is recognized at the time we fulfill the terms of the contract under which we have sold the equipment.

Recent Developments

In February 2004, we acquired Medstone International, Inc. for approximately $18 million. Medstone manufactures, sells, and maintains lithotripters and makes them available for use by health care providers under various fee-for-service arrangements in both fixed and mobile settings. Medstone and its subsidiaries also market fixed and mobile tables for urological treatments and imaging, patient handling tables for use by pain management clinics and other users, and x-ray generators for medical imaging. A pioneer in the manufacture of shockwave lithotripsy, Medstone’s lithotripter was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 lithotripters in operation worldwide, and more than 324 urology and patient handling tables in use, the Medstone devices are well established in the urology office and hospital market. For the year ended December 31, 2003, Medstone had revenue of $21 million, comprised of $15 million in service revenue and $6 million in equipment sales.

In July 2003, we entered into a letter agreement with each of two previous minority interest owners of one of our subsidiaries, AK Specialty Vehicles.  Under these two letter agreements, each minority interest owner is entitled to require that we repurchase up to approximately 365,000 shares (for a total of approximately 730,000 shares) of our common stock that we issued in connection with our repurchase of their interests in AK Specialty Vehicles.  Each such “put” right can only be exercised in three equal increments of approximately 121,360 shares in July 2003, June 2004 and June 2005 at per share purchase prices of $7.05, $7.12 and $7.19, respectively.  Both individuals exercised their right in July 2003 and, consequently, we purchased 242,716 shares under these letter agreements for approximately $1.7 million. We recorded $1.2 million as treasury stock based on the closing price of our stock on the date of repurchase and the remaining $498,000 was recorded as compensation expense. The remaining obligations under these agreements have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150 and resulted in an estimated liability and related compensation expense of approximately $850,000.

In February 2003, we acquired Carlisle, Pennsylvania-based Winemiller Communications, Inc. for approximately $6.0 million. Winemiller provides turnkey remanufacturing and refurbishing of specialty vehicles utilized by the broadcast community.

In January 2003, we acquired Aluminum Body Corporation for approximately $8.6 million. ABC extends our position in the manufacture of command and control vehicles for the Homeland Security, military and government markets.

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets is both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of December 31, 2003, we had goodwill of $178 million. We recognized impairments of goodwill totaling $21.6 million in our refractive business segment in the fourth quarter of 2001 based on discounted future cash flows from this business compared to the carrying value of the related assets.

A second critical accounting policy and estimate which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors.

A third critical accounting policy is consolidation of our investment in partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Year ended December 31, 2003 compared to the year ended December 31, 2002

Our total revenues decreased $9,543,000 (6%) as compared to the same period in 2002. Revenues from our lithotripter operations decreased by $9,885,000 (14%). Average revenue per procedure decreased 5% from prior year, but has remained consistent for all four quarters in 2003 and we believe it should continue at these levels in 2004. The actual number of procedures performed for the year ended December 31, 2003 decreased by 9% from 30,800 in 2002 to 28,100 in 2003. The most significant decreases totaling approximately $6.1 million in revenue related to lost contracts in Florida and Alabama. These lost contracts related primarily to the elimination of the Certificate for Need Law in Alabama where we had a significant competitive advantage prior to the change. Our manufacturing revenues increased by $10,202,000 (11%) primarily due to our acquisition of Frontline Communications during May 2002, Smit Mobile Equipment in July 2002, ABC in January 2003 and Winemiller in February 2003. The actual increase in revenues attributable to the acquisitions was $28.8 million, partially offset by an $18 million decrease in revenue in our mobile medical device business. Although we have maintained our dominant market share in this business, we have been negatively impacted by the slow down in demand for high end imaging devices. Our RVC revenues decreased $10,143,000 (100%) as we fully disposed of these operations in late 2002.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) decreased from 77% to 73% of our revenues, primarily due to a $17.7 million impairment recorded in 2002 related primarily to our refractive operations as discussed below. Our cost of services associated with our lithotripsy operations decreased $1,490,000 (6%) in absolute terms but increased from 37% to 41% of our lithotripsy revenues due to a decrease in revenues noted above applied to a primarily fixed cost base. The actual decrease in costs of services relates primarily to reduced personnel costs from an actual reduction in headcount in direct service personnel. Our cost of services associated with our manufacturing operations increased $15,387,000 (21%) in absolute terms and increased from 84% to 90% of our manufacturing revenues due to increase sales and costs related to our acquisitions and a $1,348,000 charge related to stock buyback agreements discussed more fully in the “Recent Developments” section. The remaining decrease in margins is primarily attributable to a shift in product mix from the mobile device business to the broadcast and media industry products which have lower operating margins. Cost of services associated with our RVC operations decreased $8,862,000 (100%) as we fully disposed of these operations in late 2002. Our corporate expenses remained constant at (2%) of revenues, decreasing $108,000 (3%) in absolute terms, as we continue to grow without adding a disproportionately higher amount of corporate expenses.

Depreciation and amortization expense increased $392,000 for the year ended December 31, 2003 compared to the same period in 2002 due primarily to the acquisition of Winemiller and ABC during 2003.

In the third quarter of 2002, we recognized an impairment of approximately $17 million related to the disposal of our RVC operations. Additionally, we recognized an impairment related to certain lithotripsy assets located in south Florida due to a loss of the related revenue contracts.

Our other expenses decreased $978,000 from 2002 to 2003, primarily due to a $706,000 decrease in interest expense and $812,000 decrease in loan fees related to our senior credit facility partially offset by an increase of $616,000 in other, net due to a settlement of a lawsuit during 2002.

Minority interest in our consolidated income decreased $4,239,000 compared to the same period in 2002, as a result of a decrease in income from our lithotripsy segment.

Our income tax expense for 2003 increased $2,642,000 over 2002 due to an increase in taxable income partially offset by a decrease in our effective tax rate.

Year ended December 31, 2002 compared to the year ended December 31, 2001

Our total revenues increased $15,068,000 (10%) as compared to the same period in 2001. Revenues from our lithotripter operations decreased by $10,586,000 (13%). Conversion of contracts from a retail style contract to a wholesale style contract, payor mix changes and renegotiation of contracts during the past year resulted in decreases in average revenue per procedure. The actual number of procedures performed increased in 2002 to 30,800 from 29,400. Our manufacturing revenues increased by $37,174,000 (72%) primarily due to our acquisition of Calumet in May 2001, Frontline in May 2002 and Smit in July 2002. Our RVC revenues decreased $12,189,000 (55%). We disposed of our refractive operations during 2002 as previously discussed.

Our costs of services and general and administrative expenses (excluding depreciation, amortization and impairment and other costs discussed below) increased from 58% to 66% of our revenues, primarily due to increases in our manufacturing operations, which have lower operating margins than our lithotripsy operations. These expenses increased $23,591,000 (26%) in absolute terms, compared to the same period in 2001. Our cost of services associated with our lithotripsy operations increased $125,000 (.5%) in absolute terms and increased from 32% to 37% of our lithotripsy revenues primarily due to the decrease in revenues noted above. Our cost of services associated with our manufacturing operations increased $30,211,000 (69%) in absolute terms and decreased from 85% to 84% of our manufacturing revenues as we were able to maintain our margins while acquiring two additional manufacturing companies during 2002. Cost of services associated with our RVC operations decreased $6,362,000 (42%) in absolute terms, and increased from 68% to 87% of our RVC revenues because we disposed of our RVC operations during 2002 as previously discussed. Our corporate expenses remained constant at 2% of revenues, decreasing $383,000 (10%) in absolute terms, as we continue to grow without adding a disproportionately higher amount of corporate expenses.

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

Minority interest in our consolidated income increased $2,580,000 primarily because minority interest in 2001 was significantly impacted by impairment and other costs, which occurred in 2001 and are discussed below.

Our income tax expense for 2002 increased $8,539,000 over 2001 primarily due to the increase in our pretax income from the 2001 nonrecurring items discussed below.

In the fourth quarter of 2001, we recognized an impairment and other costs totaling $44.6 million of which $8.2 million relates to minority interest leaving a net impact to us of $36.4 million, all but $2.5 million of which was non-cash. Of this amount, approximately $21.6 million was for our impairment of goodwill associated with acquisitions made in the RVC segment during 1999 and 2000, $4.4 million related to a loss on our sale of our Kansas City refractive center, $3.8 million related to us recognizing impairments of certain lithotripsy assets, $3.8 million related to an increase in reserves on lithotripsy receivables, net of the related minority interest portion of the increased reserves of $8.2 million, and $2.5 million for the severance of certain contractual obligations. We based our write down of goodwill in the RVC segment and our impairment of certain assets in the lithotripsy segment on the estimated fair value of the assets as compared to the related cost basis. We based our increase in reserves on certain lithotripsy receivables on negotiated settlements with hospitals and on additional information now available to us from a full year’s operations of our new receivables system, which was placed in service in late 2000.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $9,780,000 and $20,174,000 at December 31, 2003 and 2002, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the years ended December 31, 2003 and 2002, our subsidiaries distributed cash of approximately $21,618,000 and $25,063,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $37,272,000 for the year ended December 31, 2003 and $48,131,000 for the year ended December 31, 2002. From 2002 to 2003, fee and other revenue collected decreased by $13,814,000 due primarily to the $9.5 million decrease in revenue previously discussed and an increase in accounts receivable for our manufacturing segment. Cash paid to employees, suppliers of goods and others increased by $2,461,000. These fluctuations are attributable to increased operations and inventories primarily in our manufacturing segment as well as the timing of accounts payable and accrued expense payments. A decrease in interest payments of $2,239,000 was due primarily to our interest rate swap agreements. Taxes refunded increased $3,713,000 from 2002 to 2003 due to RVC write-offs in 2002, which were carried back to prior taxable years.

Cash used by our investing activities for the year ended December 31, 2003, was $19,889,000 primarily due to $13,535,000 used in our acquisitions of ABC and Winemiller. We purchased equipment and leasehold improvements totaling $6,011,000. Cash used by our investing activities for the year ended December 31, 2002, was $20,607,000 primarily due to $17,354,000 used in our acquisition of Frontline, Smit and the remaining ownership interest in AK Specialty Vehicles. We purchased equipment and leasehold improvements totaling $6,116,000. We received $2,196,000 in distributions from investments.

Cash used in our financing activities for the year ended December 31, 2003, was $27,777,000, primarily due to distributions to minority interests of $21,618,000 and net payments on notes payable of $4,682,000 and purchases of treasury stock of $1,214,000. Cash used in our financing activities for the year ended December 31, 2002, was $23,853,000, primarily due to distributions to minority interests of $25,063,000 and net payments on notes payable of $1,822,000, partially offset by contributions of $1,495,000 received from holders of minority interests related to expanding existing partnerships and new partnership formations and $1,537,000 received from the exercise of stock options.

Senior Credit Facility

Our senior credit facility is a revolving line of credit, and it expires on July 25, 2005. The revolving line of credit has a borrowing limit of $50 million, $3 million of which was drawn at December 31, 2003 and $2 million as of February 18, 2004, respectively. Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, restrict the amount of our consolidated debt, restrict our ability to make certain loans and investments, and provide that we must maintain certain financial ratios. We were not in compliance with one financial ratio at December 31, 2003. We received a waiver of this noncompliance from the lenders under our facility and, as a result, there was no material impact on us as a result of this noncompliance.

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

Other

Interest Rate Swap. In August 2002, we entered into an interest rate swap which is designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate is based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. Approximately $1.2 million in proceeds from the swaps was capitalized and will be amortized as a reduction to future interest expense over the remaining life of the 8.75% notes. In August 2003, we entered into two new interest rate swaps for $25 million each which are designated as fair value hedges. The floating rates of the two interest rate swap agreements are based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000.

Other long term debt. At December 31, 2003, we had approximately $4 million of debt related to our building in Austin, Texas which bears interest at prime plus 1% and is due in monthly installments until November, 2006. We also had notes totaling $6.7 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At December 31, 2003, we had an obligation totaling $1,500,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement and $850,000 related to the estimated fair values of puts as discussed more fully in the “Recent Developments” section.

Stock Repurchases. During 1998, we announced a stock repurchase program of up to $25.0 million of our common stock. In February 2000, we announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 we increased this amount to $45.0 million. We did not repurchase any of our common stock during 2003, 2002 or 2001. From time to time, we may purchase additional shares of our common stock where, in our judgment, market valuations of our stock do not accurately reflect our past and projected results of operations. We intend to fund any additional stock purchases using cash flows from operations and borrowings under our senior credit facility. Under our repurchase program, we had purchased 3,820,200 shares of our stock for a total cost of $32,524,000. These shares were retired in August 2002 and no additional shares have been purchased under the program.

General

The following table presents our contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$115,073	$3,345	$10,964	$100,764	--
Operating Leases (2)	5,846	1,591	2,338	1,277	$640
Non-compete contracts (3)	1,500	525	600	375	--
Stock repurchase agreements (4)	850	428	422	--	--

Total	$123,269	$5,889	$14,324	$102,416	$640

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $1,500 due to the previous owner of ABC, at a rate of $75 per quarter.
(4)	Represents the estimated liability, in accordance with SFAS No. 150, of the “put” rights discussed in “Recent Developments” under this Item 7.

In addition, the scheduled principal repayments for all long term debt as of December 31, 2003 are payable as follows:
($ in thousands)
2004	$3,345
2005	5,835
2006	5,129
2007	463
2008	100,301
Thereafter	--

Total	$115,073

Our primary sources of cash are cash flows from operations and borrowings under our senior credit facility. Our cash flows from operations and therefore our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic, financial competitive, legislative, regulatory and other factors discussed under “Risk Factors” under Part I. Likewise, our ability to borrow under our senior credit facility will depend on these factors, which will affect our ability to comply with the covenants in our facility and our ability to obtain waivers for, or otherwise address, any noncompliance with the terms of our facility with our lenders.

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

Based upon the current level of our operations and anticipated cost savings and revenue growth, we believe that cash flows from our operations and available cash, together with available borrowings under our senior credit facility, will be adequate to meet our future liquidity needs both for the short term and for at least the next several years. However, there can be no assurance that our business will generate sufficient cash flows from operations, that we will realize our anticipated revenue growth and operating improvements or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Inflation

Our operations are not significantly affected by inflation because we are not required to make large investments in fixed assets. However, the rate of inflation will affect certain of our expenses, such as employee compensation and benefits.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Fin 46). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and July 1, 2003 for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003. In October 2003, the FASB delayed the implementation date for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003 until fiscal years beginning after December 31, 2003. FIN 46 was subsequently revised and reissued in December 2003. The reissued guidance requires implementation by March 31, 2004. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement No. 149 did not have an impact on our consolidated financial statements.

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

ITEM 7.   A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2003, we had long-term debt (including current portion) totaling $115,073,000, of which $100 million has a fixed rate of interest of 8.75%, $49,000 has fixed rates of 5% to 11%, $4,077,000 bears interest at a variable rate equal to a specified prime rate and $9,622,000 bears interest at a variable rate equal to LIBOR + 2 to 3.5%. The remaining $1,325,000 relates to interest rate swaps which are discussed below. We are exposed to some market risk due to the floating interest rate debt totaling $13,699,000. We make monthly or quarterly payments of principal and interest on $10,699,000 of the floating rate debt. An increase in interest rates of 1% would result in a $137,000 annual increase in interest expense on this existing principal balance.

Additionally, in August 2002, we entered into an interest rate swap, which is designated as a fair value hedge pursuant to the provisions of FAS No. 133 and FAS No. 138. This swap had the effect of converting $50 million of our 8.75% notes from a fixed to floating rate instrument with a rate of LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. Approximately $1.2 million in proceeds from the swaps was capitalized and will be amortized as a reduction to future interest expense over the remaining life of the 8.75% notes. In August 2003, we entered into two new interest rate swaps for $25 million each which are designated as fair value hedges. The floating rates of the two interest rate swap agreements are based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in Appendix A attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

At December 31, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The information required by this item is contained in Appendix A attached hereto. 2. Financial Statement Schedules. Schedule II-Valuation and Qualifying Accounts.

(b) Reports on Form 8-K.

On February 2, 2004, we filed a report on form 8-K disclosing a presentation to the investment community.

On February 20, 2004, we filed a report on form 8-K announcing the completion of the merger with Medstone International, Inc.

On February 24, 2004, we filed a report on Form 8-K disclosing our fourth quarter 2003 earnings release.

(c) Exhibits. (1)

3.1 3.2 4.1 10.1 10.2 10.3	Certificate of Incorporation of the Company. (2)

Bylaws of the Company. (2)

Specimen of Common Stock Certificate. (2)

Rights Agreement dated October 18, 1993 between the Company and American Stock Transfer and Trust Company. (3)

Form of Indemnification Agreement dated October 11, 1993 between the Company and certain of its officers and directors. (3)

Indenture Agreement dated March 27, 1998 between Prime Medical Services, Inc. and State Street Bank and Trust Company of Missouri, N.A. (4)

10.4* 10.5 10.6 10.7 10.8 10.9 10.10 10.11 10.12 10.13 10.14 10.15 10.16 10.17 12 21.1 23.1	Executive Employment Agreement dated November 1, 2000 by and between Prime Medical Services, Inc. and Brad A.Hummel. (5)

Non-Competition Release and Severance Agreement dated December 29, 2000 by and between Prime Medical Services, Inc. and Joseph Jenkins, M.D. (5)

Release and Severance Agreement dated December 30, 2001 by and between Prime Medical Services Inc. and Kenneth S. Shifrin. (6)

Board Service Agreement dated December 30, 2001 by and between Prime Medical Services Inc. and Kenneth S. Shifrin. (6)

Asset Purchase and Sale Agreement dated May 31, 2002 between Frontline Communications and Prime Kidney Stone Treatment, Inc. (7)

Share Transfer Agreement dated September 30, 2002 between Prime Medical Services, Inc., AK Specialty Vehicles B.V. and J.W. Smit Holding B.V. (7)

Fifth Amended and Restated Loan Agreement dated July 26, 2002 for $50,000,000 Revolving Credit Loan between Prime Medical Services, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank One, N.A. as Documentation Agent and the Lenders Named Therein. (7)

Amended and Restated 1993 Stock Option Plan, as amended June 18, 2002. (7)

Merger Agreement dated February 7, 2003 between Prime Medical Services Inc. and Winemiller Communications, Inc. (7)

Merger Agreement dated January 1, 2003 by and among Prime Medical Services, Inc., ABC Merger, Inc. and Aluminum Body Corporation. (8)

Waiver and Amendment of Certain Provisions of the Fifth Amended and Restated Loan Agreement dated August 15, 2003. (8)

Waiver and Amendment of Certain Provisions of the Fifth Amended and Restated Loan Agreement dated November 10, 2003. (8)

Repurchase Agreement between Robert W. Bachman and Prime Medical Services, Inc. (8)

Repurchase Agreement between Lawrence J. Sodomire and Prime Medical Services, Inc. (8)

Computation of ratio of earnings to fixed charges. (9)

List of subsidiaries of the Company. (9)

Independent Auditors' Consent of KPMG LLP. (9)

31.1 31.2 32.1 32.2	Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer

* Executive compensation plans and arrangements.

(1) (2) (3) (4) (5) (6) (7) (8) (9)	The exhibits listed above will be furnished to any security holder upon written request for such exhibit to John Q.
Barnidge, Prime Medical Services, Inc., 1301 Capital of Texas Highway, Suite 200B, Austin, Texas 78746. The
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

Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1998

Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000

Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31,2001

Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 2002

Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2003

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME MEDICAL SERVICES, INC.

By:	/s/ Brad A. Hummel Brad A. Hummel, President and Chief Executive Officer Date: February 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Date: By: Date: By: Date: By: Date:	/s/ Kenneth S. Shifrin
Kenneth S. Shifrin
Chairman of the Board

February 26, 2004

/s/ John Q. Barnidge
John Q. Barnidge
Senior Vice President, Secretary
and Chief Financial Officer (Principal
Financial and Accounting Officer)

February 26, 2004

/s/ Joseph Jenkins
Joseph Jenkins, M.D., Director

February 26, 2004

/s/ William A. Searles
William A. Searles, Director

February 26, 2004

By: Date: By: Date: By: Date: By: Date: By: Date:	/s/ Michael J. Spalding
Michael J. Spalding, M.D., Director

February 26, 2004

/s/ Michael R. Nicolais
Michael R. Nicolais, Director

February 26, 2004

/s/ R. Steven Hicks
R. Steven Hicks, Director

February 26, 2004

/s/ Carl S. Luikart
Carl S. Luikart, M.D., Director

February 26, 2004

/s/ Perry M. Waughtal
Perry M. Waughtal

February 26, 2004

APPENDIX A

INDEX
Page

Independent Auditors' Report

Consolidated Financial Statements:

     Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

     Consolidated Balance Sheets at December 31, 2003 and 2002.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003,
     2002 and 2001.

     Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

     Notes to Consolidated Financial Statements.

Schedule II- Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001
A-2 A-3 A-4 A-6 A-7 A-10 S-1

Independent Auditors’ Report

The Board of Directors and Stockholders
Prime Medical Services, Inc.:

We have audited the consolidated financial statements of Prime Medical Services, Inc. and subsidiaries (“Company”) as listed in the accompanying index. In connection with our audits, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Medical Services, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes B and C to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangibles.

/s/:KPMG LLP

Austin, Texas
February 11, 2004

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES STATEMENTS OF INCOME
($ in thousands, except per share data)	Years Ended December 31,
	2003	2002	2001
Revenue:
Lithotripsy	$60,416	$70,301	$80,887
Manufacturing	98,955	88,753	51,579
Refractive	--	10,143	22,332
Other	1,022	739	70

Total revenue	160,393	169,936	154,868

Cost of services and general and administrative expenses:
Lithotripsy	24,802	26,292	26,167
Manufacturing	89,499	74,112	43,901
Refractive	--	8,862	15,224
Corporate	3,495	3,603	3,986
Impairment and other costs	--	17,740	44,580

	117,796	130,609	133,858
Depreciation and amortization	7,063	6,671	14,235

	124,859	137,280	148,093

Operating income	35,534	32,656	6,775

Other income (expenses):
Interest and dividends	313	237	445
Interest expense	(8,991)	(9,697)	(10,983)
Loan fees	(257)	(1,069)	(163)
Other, net	(118)	498	197

	(9,053)	(10,031)	(10,504)

Income (loss) before provision (benefit) for income taxes
and minority interest	26,481	22,625	(3,729)
Minority interest in consolidated income	17,591	21,830	19,250
Provision (benefit) for income taxes	2,667	25	(8,514)

Net income (loss)	$6,223	$770	$(14,465)

Basic earnings (loss) per share:
Net income (loss)	$0.36	$0.05	$(0.92)

Weighted average shares outstanding	17,157	16,352	15,704

Diluted earnings (loss) per share:
Net income (loss)	$0.36	$0.05	$(0.92)

Weighted average shares outstanding	17,367	16,621	15,704

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31,
($ in thousands)	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$9,780	$20,174
Accounts receivable, less allowance for doubtful
accounts of $512 in 2003 and $629 in 2002	27,245	21,137
Other receivables	795	736
Deferred income taxes	8,385	5,662
Prepaid expenses and other current assets	1,617	3,513
Inventory	21,288	16,407

Total current assets	69,110	67,629

Property and equipment:
Equipment, furniture and fixtures	40,161	41,924
Building and leasehold improvements	11,235	10,195

	51,396	52,119
Less accumulated depreciation and
amortization	(27,440)	(27,435)

Property and equipment, net	23,956	24,684

Other investments	3,088	4,279
Goodwill, at cost	177,974	161,783
Other noncurrent assets	5,840	7,464

	$279,968	$265,839

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)
	December 31,
($ in thousands, except share data)	2003	2002

LIABILITIES

Current liabilities:
Current portion of long-term debt	$3,345	$2,395
Accounts payable	8,617	6,570
Accrued distributions to minority interests	6,908	8,333
Accrued expenses	10,137	10,548
Customer deposits	6,259	3,589

Total current liabilities	35,266	31,435

Long-term debt, net of current portion	111,728	118,306
Other long term obligations	1,397	--
Deferred income taxes	17,889	7,522

Total liabilities	166,280	157,263

Minority interest	7,077	9,942

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares
authorized; none outstanding	--	--
Common stock, $.01 par value, 40,000,000 shares
authorized; 17,324,585 issued in 2003 and 16,931,017 issued in 2002;	173	169
17,081,869 outstanding in 2003 and 16,931,017 outstanding in 2002
Capital in excess of par value	70,813	67,849
Accumulated earnings	36,839	30,616
Treasury stock, at cost, 242,716 shares in 2003	(1,214)	--

Total stockholders' equity	106,611	98,634

	$279,968	$265,839

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES STATEMENTS OF STOCKHOLDERS’ EQUITY For the years ended December 31, 2003, 2002 and 2001

($ in thousands, except share data)	Issued Common Stock		Capital in Excess of	Accumulated	Treasury Stock
	Shares	Amount	Par Value	Earnings	Shares	Amount	Total

Balance, December 31, 2000	19,524,533	$195	$88,978	$44,311	(3,961,799)	$(33,693)	$99,791

Net loss	--	--	--	(14,465)	--	--	(14,465)

Issuance of warrants	--	--	150	--	--	--	150

Balance, December 31, 2001	19,524,533	195	89,128	29,846	(3,961,799)	(33,693)	85,476

Net income	--	--	--	770	--	--	770

Issuance of stock - deferred compensation	--	--	--	--	141,599	1,168	1,168
Retirement of treasury stock	(3,820,200)	(38)	(32,487)	--	3,820,200	32,525	--
Issuance of stock	1,047,517	10	9,308	--	--	--	9,318
Exercise of stock options including tax
benefit of $365 on non-qualifying exercises	179,167	2	1,900	--	--	--	1,902

Balance, December 31, 2002	16,931,017	169	67,849	30,616	--	--	98,634

Net income	--	--	--	6,223	--	--	6,223

Purchase of treasury stock	--	--	--	--	(242,716)	(1,214)	(1,214)
Issuance of stock	393,568	4	2,964	--	--	--	2,968

Balance, December 31, 2003	17,324,585	$173	$70,813	$36,839	(242,716)	$(1,214)	$106,611

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
($ in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$158,222	$172,036	$152,151
Cash paid to employees, suppliers
of goods and others	(121,201)	(118,740)	(93,038)
Purchases of investments	--	(199)	(1,857)
Proceeds from sales and maturities of investments	--	811	2,666
Interest received	313	237	265
Interest paid	(7,871)	(10,110)	(11,190)
Taxes refunded (paid)	7,809	4,096	(1,465)

Net cash provided by operating activities	37,272	48,131	47,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(13,535)	(17,354)	(9,692)
Escrow deposits	(995)	--	--
Purchases of equipment and leasehold improvements	(6,011)	(6,116)	(11,153)
Proceeds from sales of equipment	216	667	551
Distributions from investments	436	2,196	2,459

Net cash used in investing activities	(19,889)	(20,607)	(17,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, exclusive of interest	(25,751)	(14,134)	(23,343)
Borrowings on notes payable	21,069	12,312	17,941
Distributions to minority interest	(21,618)	(25,063)	(24,721)
Contributions by minority interest, net of buyouts	(263)	1,495	1,399
Exercise of stock options	--	1,537	--
Purchase of treasury stock	(1,214)	--	--

Net cash used in financing activities	(27,777)	(23,853)	(28,724)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(10,394)	3,671	973

Cash and cash equivalents, beginning of year	20,174	16,503	15,530

Cash and cash equivalents, end of year	$9,780	$20,174	$16,503

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
($ in thousands)	2003	2002	2001

Reconciliation of net income (loss) to net cash
provided by operating activities:
Net income (loss)	$6,223	$770	$(14,465)
Adjustments to reconcile net income (loss) to cash provided
by operating activities:
Minority interest in consolidated income	17,591	21,830	19,250
Depreciation and amortization	7,063	6,671	14,235
Provision for uncollectible accounts	582	405	8,111
Equity in earnings of affiliates	(113)	(692)	(1,782)
Provision for deferred income taxes	7,771	2,453	(9,062)
Stock buyback agreements	850	--	--
Impairment of goodwill and other assets	--	15,762	29,717
Proceeds from termination of interest rate swap	1,087	--	--
Other	181	863	426
Changes in operating assets and liabilities,
net of effect of purchase transactions:
Investments	--	612	629
Accounts receivable	(3,663)	2,341	3,111
Other receivables	1,941	1,772	3,916
Other assets	1,908	1,811	(273)
Accounts payable	(456)	(2,115)	(7,300)
Accrued expenses	(3,693)	(4,352)	1,019

Total adjustments	31,049	47,361	61,997

Net cash provided by operating activities	$37,272	$48,131	$47,532

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
	Years Ended December 31,
($ in thousands)	2003	2002	2001

SUPPLEMENTAL INFORMATION OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

At December 31, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:
Current liabilities increased by	$6,908	$8,333	$6,739
Minority interest decreased by	6,908	8,333	6,739

In 2003, the Company acquired two manufacturing companies.
These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:
Current assets increased by	8,379	--	--
Noncurrent assets increased by	809	--	--
Goodwill increased by	15,570	--	--
Current liabilities increased by	7,052	--	--
Other long-term obligations increased by	1,500	--	--
Deferred income taxes decreased by	246	--	--
Stockholder's equity increased by	2,968	--	--

In 2002, the Company acquired the remaining minority interest in their manufacturing segment.
These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:
Noncurrent assets increased by	--	500	--
Goodwill increased by	--	4,376	--
Minority interest decreased by	--	3,459	--
Stockholder's equity increased by	--	6,414	--

In 2002, the Company acquired two manufacturing companies.
These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:
Current assets increased by	--	10,607	--
Noncurrent assets increased by	--	980	--
Goodwill increased by	--	15,929	--
Current liabilities increased by	--	9,476	--
Stockholder's equity increased by	--	2,904	--

In 2002, 147,000 options were exercised into a deferred
compensation plan.
Noncurrent liabilities (decreased) increased by	--	(1,168)	--
Stockholder's equity increased (decreased) by	--	1,168	--

In 2001, the Company acquired a lithotripsy company.
These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:
Noncurrent assets increased by	--	--	500
Goodwill increased by	--	--	1,913
Current liabilities increased by	--	--	150
Noncurrent liabilities increased by	--	--	415

In 2001, the Company acquired a manufacturing company.
These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:
Current assets increased by	--	--	11,203
Noncurrent assets increased by	--	--	2,607
Goodwill increased by	--	--	6,789
Current liabilities increased by	--	--	13,204
Minority interest decreased by	--	--	(408)

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    ORGANIZATION AND OPERATION OF THE COMPANY

Prime Medical Services, Inc. (“Prime,” “we,” “us,” “our,” and the “Company”), is a specialty healthcare provider of lithotripsy services and is a manufacturer of trailers and coaches for transporting high technology medical devices, equipment designed for mobile command and control centers and the broadcast and communications industry. During 2002, we completed our divestiture from the refractive vision correction industry.

We are headquartered in Austin, Texas and provide lithotripsy services in 26 states. Our manufacturing segment is headquartered in Harvey, Illinois with additional manufacturing operations in Calumet City, Illinois; Sanford, Florida; Clearwater, Florida; Oud Bierjland, Holland; Carlisle, Pennsylvania and Riverside, California. We also operate a service and sales facility in Camberley, England, and a sales office in Beijing, China.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Prime, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. The related partnership agreements provide for broad powers by the general partner. The limited partners do not participate in the management of the partnership and do not have the right to remove the general partner without the unanimous vote of the limited partners. Investments in entities in which our investment is less than 50% ownership and we do not have significant control, are accounted for by the equity method if ownership is between 20% — 50%, or by the cost method if ownership is less than 20%. Through December 31, 2003, we had received approximately $323,000 in distributions in excess of our earnings recorded using the equity method. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

We consider as cash equivalents demand deposits and all short-term investments with a maturity at date of purchase of three months or less.

Investments

We classify our investments in debt and equity securities as trading securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. The change in net unrealized holding gain or loss on trading securities was not material for the years ended December 31, 2003 and 2002.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost. Major betterments are capitalized while normal maintenance and repairs are charged to operations. Depreciation is computed by the straight-line method using estimated useful lives of three to twenty years. Leasehold improvements are generally amortized over ten years or the term of the lease, whichever is shorter. When assets are sold or retired, the corresponding cost and accumulated depreciation or amortization are removed from the related accounts and any gain or loss is credited or charged to operations.

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

Revenues from the manufacture of trailers are primarily recognized under the completed contract method. Prior to 2001, a unit in the production cycle almost always had a specific sales contract signed prior to the start of the manufacturing process. Revenue was recognized for these units on the percentage of completion method. We did occasionally have excess production capacity, which would allow for production of a limited number of units to begin prior to a signed contract. These limited numbers of units were accounted for on the completed contract method. Beginning in 2001, more units were placed into production prior to entering into actual sales contracts. A sales contract is often signed during the latter part of the production cycle. The use of the completed contract method became prevalent with the acquisition of Calumet in May, 2001, which more than doubled our production capacity.

Major Customers and Credit Concentrations

For the year ending December 31, 2003, a significant portion of our manufacturing revenues are from nine customers. Sales to these nine customers accounted for 30% of 2003 manufacturing revenue. For the year ending December 31, 2002, a significant portion of our manufacturing revenues were from six customers. Sales to these six customers accounted for 27% of 2002 manufacturing revenue. One customer accounted for 10% of revenue in both 2003 and 2002.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers, as well as their dispersion across many geographic areas. Other than as disclosed below, we do not consider ourself to have any significant concentrations of credit risk. At December 31, 2003, approximately 5% of accounts receivable relate to units operating in Texas, 3% relate to units located in Louisiana, 3% relate to units operating in Virginia, and 3% relate to units located in California. At December 31, 2002, approximately 6% of accounts receivable relate to units operating in Texas, 4% relate to units located in Louisiana, 3% relate to units located in Virginia, and 4% relate to units located in California.

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

Accounts Receivable

Accounts receivable are recorded based on revenues, net of contractual fee reductions and less an estimated allowance for doubtful accounts.

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

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

Upon adoption of SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”), in 1996, we have continued to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. We have provided proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our proforma information follows (in thousands except for earnings per share information):

	2003	2002	2001
Net income (loss), as reported	$6,223	$770	$(14,465)
Stock-based employee compensation
expense, net of tax	(1,332)	(890)	(965)

Pro forma net income (loss)	$4,891	$(120)	$(15,430)
Pro forma earning (loss) per share:
Basic	$0.29	$(0.01)	$(0.98)
Diluted	$0.28	$(0.01)	$(0.98)

Debt Issuance Costs

We expense debt issuance costs as incurred.

Estimates Used to Prepare Consolidated Financial Statements

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the consolidated financial statements.

Reclassification

Certain reclassifications have been made to amounts presented in previous years to be consistent with the 2003 presentation.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranties

The Company generally warrants its manufacturing products against certain manufacturing and other defects. These product warranties are provided for specific periods of time usually less than one year depending on the nature of the product, the geographic location of its sale and other factors. As of December 31, 2003 and 2002, the Company had less than $1 million accrued for estimated product warranty claims. The accrued product warranty costs are based on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for each of the years 2003, 2002, and 2001 was less than $500,000.

Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such earnings per share data is as follows:

(In thousands, except per share data)	Net (Loss) Income	No. of Shares	Per Share Amounts

For the year ended December 31, 2003
Basic	$6,223	17,157	$0.36

Effect of dilutive securities:
Options and warrants	--	210

Diluted	$6,223	17,367	$0.36

For the year ended December 31, 2002
Basic	$770	16,352	$0.05

Effect of dilutive securities:
Options and warrants	--	269

Diluted	$770	16,621	$0.05

For the year ended December 31, 2001
Basic	$(14,465)	15,704	$(0.92)

Effect of dilutive securities:
Options and warrants	--	--

Diluted	$(14,465)	15,704	$(0.92)

Unexercised employee stock options and warrants to purchase 2,772,000, 731,000 and 2,462,000 shares of our common stock as of December 31, 2003, 2002 and 2001, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of our common stock during the respective periods or because the effect of including the contingently issuable options would decrease the loss per share for 2001.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and July 1, 2003 for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003. In October 2003, the FASB delayed the implementation date for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003 until fiscal years beginning after December 31, 2003. FIN 46 was subsequently revised and reissued in December, 2003. The reissued guidance requires implementation by March 31, 2004. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement No. 149 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The initial adoption of SFAS No. 150 did not have an impact on our consolidated financial statements; however, in July 2003, we entered into two separate letter agreements that will be accounted for under this statement.

C.    GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. Under this standard, we no longer amortize goodwill and indefinite life intangible assets, but those assets are subject to annual impairment tests. Other intangible assets with finite lives consisted primarily of non-compete agreements, hospital contracts and patents at December 31, 2003 and 2002 and we have included them as other noncurrent assets in the accompanying consolidated balance sheets. The agreements will continue to be amortized over their useful lives.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

In accordance with SFAS 142, we did not restate prior period amounts. A reconciliation of the previously reported net income and earnings per share fiscal year 2001, adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

For the year ended December 31, 2001

($ in thousands, except per share data)	Net (Loss)	Basic EPS	Diluted EPS
Reported net (loss)	$(14,465)	$(0.92)	$(0.92)
Add: amortization adjustment	4,100	0.26	0.26

Adjusted net (loss)	$(10,365)	$(0.66)	$(0.66)

The net carrying value of goodwill as of December 31, 2003 is comprised of the following:

	Total	Lithotripsy	Manufacturing	RVC
Balance December 31, 2001	$151,687	$129,860	$11,197	$10,630
Additions	20,726	--	20,726	--
Deletions	(10,630)	--	--	(10,630)

Balance December 31, 2002	161,783	$129,860	$31,923	--
Additions	16,191	--	16,191	--
Deletions	--	--	--	--

Balance December 31, 2003	$177,974	$129,860	$48,114	--

Other intangible assets as of December 31, 2003, subject to amortization expense, are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
For the year ended December 31, 2003
Lithotripsy	$1,020	$481	$539
Manufacturing	1,000	423	577

Total	$2,020	$904	$1,116

For the year ended December 31, 2002
Lithotripsy	$610	$279	$331
Manufacturing	750	130	620

Total	$1,360	$409	$951

Amortization expense for other intangible assets with finite lives was $453,000 and $559,000 for the years ended December 31, 2003 and 2002, respectively. We estimate annual amortization expense for each of the five succeeding fiscal years as follows

Year	Amount
2004	$349,000
2005	300,000
2006	232,000
2007	174,000
2008	61,000

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.    ACQUISITIONS

Effective January 1, 2003, we acquired Aluminum Body Corporation (“ABC”). The acquisition of ABC extends our position in the manufacture of command and control vehicles for the Homeland Security and military and government markets. Additionally, the combination provides an important west coast hub for the service and sale of all of the products manufactured within our manufacturing group. Founded in 1945, ABC’s military and government vehicle manufacturing activity is long standing. ABC constructs specialty vehicles, shelters and trailers for early warning missile defense systems, mobile training centers for Boeing’s Apache and Comanche helicopter systems and various classified programs. ABC is also a recognized leader in the manufacture of expandable production trailers for the broadcast and communications industry. The aggregate purchase price was approximately $8.6 million comprised of $7.5 million in cash and $1.1 million of our common stock. We determined the value of our common stock issued by using an average closing price for the two trading days prior to and after the closing date of the purchase agreement. Approximately 150,000 shares were issued. We could pay an additional $4.7 million over the next four years comprised of $3.5 million in cash, which was deposited into an escrow account at closing, and $1.2 million in common stock in the event that certain objectives are met. In 2003, we released from escrow $2.5 million related to a portion of these items. We recognized $10.2 million of goodwill related to this transaction, $2.5 million of which is tax deductible.

Effective February 7, 2003, we acquired Winemiller Communications (“Winemiller”). Winemiller provides turnkey remanufacturing and refurbishing of specialty vehicles utilized by the broadcast community and is a recognized leader in the application of microwave technology solutions. The company’s clients include NBC, ABC, CBS, Fox, Gannett, Cox Communications and McGraw-Hill. Winemiller’s Solutions Group has been a mainstay consultant to the Summer and Winter Olympic Games since 1988 and has provided technology support for the Tour de France, the Goodwill Games, and other challenging broadcast events for the past several years. The aggregate purchase price was approximately $5.5 million comprised of $3.6 million in cash and $1.8 million of our common stock. We determined the value of our common stock issued by using an average closing price for the two trading days prior to and after the date of the purchase agreement. Approximately 244,000 shares were issued. We paid an additional $500,000 in February 2004 comprised of $48,000 in cash and $452,000 in common stock since certain objectives as defined in the purchase agreement were met. We recognized $5.4 million of goodwill related to this transaction, which is not tax deductible.

Effective May 31, 2002, we acquired the assets and certain liabilities of Frontline Communications Corporation (“Frontline”). Frontline is a leading manufacturer and integrator of custom vehicles exclusively for the broadcast and communications industry with annualized sales at the date of acquisition of approximately $20 million (unaudited). This acquisition expands our market share in the broadcast and communications industry and provides opportunities for combination synergy with our existing manufacturing operations. The aggregate purchase price was approximately $12.8 million, comprised of approximately $10.1

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.    ACQUISITIONS (continued)

million in cash and $2.7 million of our common stock. We determined the number of shares of our common stock to be issued by using an average closing price of our common stock over the ten trading days ending 5 days prior to May 31, 2002. Approximately 300,000 shares were issued. We recognized approximately $12 million of goodwill related to this transaction, which is all tax deductible.

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

Effective July 1, 2002, we acquired Holland-based Smit Mobile Equipment Company, a leading European manufacturer of mobile medical imaging vehicles, with annualized sales at the date of acquisition of approximately $9 million (unaudited). This acquisition expands our presence in the global marketplace as a manufacturer of specialty vehicles, strengthens our strategic position to participate in the growing European market for high technology mobile medical imaging and broadcast and communication vehicles. Under the terms of the acquisition, we paid $3.5 million in cash and issued 20,900 shares of our common stock valued at $210,000. Additionally, we could pay an additional $1.7 million in common stock in the event that certain profitability objectives are met over the following two years. We recognized approximately $4 million of goodwill related to this transaction, which is not tax deductible.

Unaudited proforma combined income data for the years ended December 31, 2003 and 2002 of the Company assuming the acquisitions were effective January 1, 2002 is as follows:

($ in thousands, except per share data)	2003	2002

Total revenues	$161,147	$195,743
Total expenses	$154,887	$192,468

Net income	$6,260	$3,275

Diluted earnings per share	$0.36	$0.20

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our significant financial instruments as of December 31, 2003 and 2002 are as follows:
	2003		2002
( $ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,780	$9,780	$20,174	$20,174
Financial liabilities:
Debt	115,073	114,072	120,701	113,201
Other long-term obligations	1,397	1,302	--	--

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

Debt

The fair value at December 31, 2003 and 2002 for the $100 million fixed rate senior subordinated notes was valued using the market rate of 9.04% and 10.67%, respectively. The carrying value of the debt bearing interest at prime rate approximates fair value.

Other Long-Term Obligations

Other long-term obligations include stock repurchase agreements totaling $422,000, which have been valued using the Black-Scholes option pricing model and $975,000 relating to non-compete agreement payable to one of the former owners of ABC for $75,000 per quarter. This agreement has been valued at discounted present value using our current incremental borrowing rate.

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

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
($ in thousands)	2003	2002

Legal fees	$41	$215
Accrued group insurance costs	171	146
Compensation and payroll related expense	2,870	4,185
Accrued interest	1,978	1,946
Accrued income taxes	976	--
Accrued severance payments	400	600
Other	3,701	3,456

	$10,137	$10,548

G.    INDEBTEDNESS

Long-term debt is as follows:

			December 31,
($ in thousands)	Interest Rates	Maturities	2003	2002

	8.75%	2003-2008	$101,325	$101,521
	Floating	2003-2006	13,699	18,273
	None	2003-2005	--	15
	5%-11%	2003-2005	49	892

			$115,073	$120,701
	Less current portion of long-term debt		3,345	2,395

			$111,728	$118,306

In March 1998, we completed an offering of an aggregate $100 million of unsecured senior subordinated notes (the “Notes”) due 2008. The issue price of the notes was 99.50 with an 8.75% coupon. Interest is payable semi-annually on April 1 and October 1, beginning October 1, 1998.

The Note’s Indenture Agreement restricts, among other things, both our and our Restricted Subsidiaries’ ability to incur additional indebtedness and issue preferred stock, enter into sale and leaseback transactions, incur liens, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person, sell stock of subsidiaries and assign, transfer, lease, convey or otherwise dispose of substantially all of our assets.

In August 2002, we entered into an interest rate swap which is designated as a fair value hedge pursuant to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate is based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated these swaps in May 2003. Approximately $1.2 million in proceeds from the swaps was capitalized and will be amortized as a reduction to future interest expense over the remaining life of the 8.75% notes. In August 2003, we entered into two new interest rate swaps for $25 million each which are designated as fair value hedges. These swaps were executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rates of the two interest rate swap agreements are based on LIBOR plus 4.72% and 4.97%, respectively. The fair market value at December 31, 2003 and 2002 was $237,000 and $1,521,000, respectively. In January 2004, we terminated these swaps for approximately $150,000.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.    INDEBTEDNESS (continued)

We have a $50 million revolving credit facility bearing interest of LIBOR + 1 to 2%, maturing in July 2005. At December 31, 2003 and 2002, we had drawn $3 million and $9.5 million on the revolving credit facility, respectively. At December 31, 2003 and 2002, interest on our revolving credit facility was 6% and 4.91%, respectively. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. At December 31, 2003, we were not in compliance with all covenants related to this credit facility. We received a waiver of this noncompliance from the lenders under our facility.

The stated principal repayments for all indebtedness as of December 31, 2003 are payable as follows:

        ($ in thousands)

Year	Amount
2004	$3,345
2005	5,835
2006	5,129
2007	463
2008	100,301
Thereafter	--

In July 2003, we entered into a letter agreement with each of two previous minority interest owners of one of our subsidiaries, AK Specialty Vehicles.  Under these two letter agreements, each minority interest owner is entitled to require that we repurchase up to approximately 365,000 shares (for a total of approximately 730,000 shares) of our common stock that we issued in connection with our repurchase of their interests in AK Specialty Vehicles.  Each minority interest owner’s right to require a repurchase of his shares can only be exercised in three equal increments of roughly 121,360 shares in July of 2003, June of 2004 and June of 2005 at per share purchase prices of $7.05, $7.12 and $7.19, respectively.  Both individuals exercised their right to require repurchase in July of 2003 and, consequently, we purchased 242,716 shares under these letter agreements for approximately $1.7 million. We recorded $1.2 million to treasury stock based on the closing price of our stock on the date of repurchase and the remaining $498,000 was recorded as compensation costs. The remaining obligations under these agreements are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150 and resulted in an estimated liability and related compensation costs of approximately $850,000.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.    INDEBTEDNESS (continued)

Other long term obligations, net of current portions totaling $953,000, include $975,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 and $422,000 related to the estimated fair values of puts as discussed above.

H.    COSTS OF SERVICES AND GENERAL AND ADMINISTRATIVE EXPENSES

Costs of services and general and administrative expenses consist of the following:

	Years Ended December 31,
($ in thousands)	2003	2002	2001

Salaries, wages and benefits	$23,835	$23,119	$23,647
Other costs of services	4,021	6,885	12,031
General and administrative	8,032	8,570	7,715
Legal and professional	2,804	2,955	2,210
Manufacturing costs	78,370	68,992	39,957
Advertising	247	2,053	3,515
Impairment and other
costs (see Note K.)	--	17,740	44,580
Other	487	295	203

	$117,796	$130,609	$133,858

I.    COMMITMENTS AND CONTINGENCIES

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

We sponsor a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $35,000 per person per policy year. At December 31, 2003, we had 280 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. Our contributions totaled $1,373,000, $1,170,000 and $1,433,000, in 2003, 2002 and 2001 respectively.

During the first quarter of 2002, we made loans totaling approximately $975,000 to 12 members of management. The loans bear interest at 6.5% and require annual payments of principal and interest due April 1 of each year. All of the loans are current.

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

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.    COMMON STOCK OPTIONS AND WARRANTS

1993 Stock Option Plan

On October 12, 1993, we adopted the 1993 Stock Option Plan which authorized, as amended to grant of up to 4,550,000 shares to certain of our key employees, directors, and consultants and advisors. Options granted under the 1993 Stock Option Plan shall terminate no later than ten years from the date the option is granted, unless the option terminates sooner by reason of termination of employment, disability or death. In October 2003, this plan expired.

A summary of our stock option activity, and related information for the years ended December 31, follows:

	2003		2002		2001
	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price
Outstanding-beginning
of year	2,314	$7.68	2,106	$8.00	2,404	$9.09
Granted	709	7.04	529	7.66	323	5.99
Exercised	--	--	(179)	8.58	--	--
Cancelled	(501)	8.52	(142)	11.17	(621)	11.17

Outstanding-end of year	2,522	$7.34	2,314	$7.68	2,106	$8.00

Exercisable at end of year	1,587	$7.48	1,522	$7.90	1,496	$8.50

Weighted-average fair
value of options
granted during the year	$2.38		$2.05		$1.56

The following table summarizes our outstanding options at December 31, 2003:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Options (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price

$4.49 - $6.25	525	4.1 years	$ 5.29	324	5.65
$6.26 - $7.50	952	2.8 years	7.36	724	7.32
$7.51 - $7.81	554	8.9 years	7.79	85	7.79
$7.82 - $10.70	491	2.5 years	8.97	454	8.99

Total	2,522			1,587

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.    COMMON STOCK OPTIONS AND WARRANTS (continued)

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 2.3%, 3.9% and 4.5%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of our common stock of .43, .43 and .39; and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

As of December 31, 2003, we had issued warrants to purchase approximately 410,000 shares of common stock to third parties. The exercise prices of the warrants range from $4.32 to $10.38 per share. There were 100,000 warrants issued during 2001 for consulting services, and there were 310,000 warrants issued during 2000 in conjunction with the refractive acquisitions.

K.    IMPAIRMENT AND OTHER COSTS, NET

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

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K.    IMPAIRMENT AND OTHER COSTS, NET (continued)

Additionally, during the fourth quarter of 2001, we recognized an impairment totaling $3.8 million related to certain lithotripsy assets acquired in the mid-1990‘s. This impairment consists of a $1.8 million impairment to goodwill for a lithotripsy partnership acquired in 1997 which lost the majority of its service contracts during 2001, an $800,000 loss on the closing or sale of several other lithotripsy partnerships and a $1.2 million impairment on certain lithotripsy units that have been removed from service. The customers of these units are primarily being serviced by other equipment.

In the fourth quarter of 2001, we recognized an increase in reserves on lithotripsy receivables of approximately $3.8 million, net of the related minority interest portion of the increased reserves of $8.2 million. The increase in reserves on certain lithotripsy receivables is based on certain negotiated settlements with hospitals and on additional information now available from a full year’s operations of our new practice management system, which was placed in service in late 2000.

In 2001, we also accrued $2.5 million for the severance of certain contractual obligations related to two retiring members of management. In 2003 and 2002, $2.1 million of this amount was paid. The remaining $400,000 will be paid equally over the next two years.

L.    INCOME TAXES

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

Income tax (benefit) expense consists of the following:

	Years Ended December 31,
($ in thousands)	2003	2002	2001
Federal:
Current	$(5,521)	$(2,414)	$880
Deferred	7,771	2,323	(8,368)
State	417	116	(1,026)

	$2,667	$25	$(8,514)

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L.    INCOME TAXES (continued)

A reconciliation of expected income tax (computed by applying the United States statutory income tax rate of 35% to earnings (loss) before income taxes) to total income tax (benefit) expense in the accompanying consolidated statements of income follows:

	Years Ended December 31,
($ in thousands)	2003	2002	2001

Expected federal income tax	$3,111	$278	$(8,043)
State taxes	271	75	(667)
Other	(715)	(328)	196

	$2,667	$25	$(8,514)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

($ in thousands)	2003	2002

Deferred tax assets:
Capital and ordinary loss carryforwards	$7,641	$4,621
Impairment charges not yet deductible
for tax purposes	2,244	4,607
Capitalized costs	1,250	319
Loan origination fees amortizable for
tax purposes	918	1,233
Other	36	--
Accrued expenses deductible for tax
purposes when paid	705	1,041

Total gross deferred tax assets	12,794	11,821
Less valuation allowance	--	--

Net deferred tax assets	12,794	11,821

Deferred tax liabilities:
Property and equipment, principally due
to differences in depreciation	$(291)	$(98)
Investments in affiliated entities,
principally due to undistributed income	(3,165)	(1,448)
Intangible assets, principally due to
differences in amortization periods
for tax purposes	(18,842)	(12,135)

Total gross deferred tax liability	(22,298)	(13,681)

Net deferred tax liability	$(9,504)	$(1,860)

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L.    INCOME TAXES (continued)

At December 31, 2003, we have a federal tax net operating loss carryforward of approximately $5.1 million, which is available to offset federal taxable income in future years through 2023. We also have state tax net operating loss carryforwards totaling approximately $19.5 million to offset future state taxable income through 2013. In addition, we have capital loss carryforwards totaling $13.8 million, which begin to expire in 2006.

There is no valuation allowance for deferred tax assets at December 31, 2003 and 2002.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deductible temporary differences reverse, management believes it is more likely than not we will realize the benefits of these deductible differences at December 31, 2003.

M.    SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in Note B, Summary of Significant Accounting Policies. We measure performance based on the pretax income or loss after consideration of minority interests from our operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest income and expense. Additionally, certain consolidated entities that are reported as “corporate” own and operate lithotripsy equipment. The revenue and depreciation expense related to this equipment is included in the lithotripsy segment. However, the equipment is included in corporate assets.

Our segments are divisions that offer different services, and require different technology and marketing approaches. The majority of the lithotripsy segment is comprised of acquired entities, as is the manufacturing segment.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M.    SEGMENT REPORTING (continued)

Substantially all of our revenues are earned in the United States and long-lived assets are located in the United States. We do not have any major customers who account for more than 10% of our revenues.

($ in thousands)	Lithotripsy	Manufacturing	Refractive

2003

Revenue from
external customers	$60,416	$98,955	--
Intersegment revenues	--	603	--
Interest income	33	78	--
Interest expense	317	204	--
Depreciation and
amortization	5,300	978	--
Segment profit	12,449	8,326	--
Segment assets	161,085	98,843	--
Investment in
equity method
investees	3,080	--	--
Capital expenditures	4,620	576	--

2002
Revenue from
external customers	$70,301	$88,753	$10,143
Intersegment revenues	--	490	--
Interest income	91	7	9
Interest expense	147	247	128
Depreciation and
amortization	3,884	498	1,815
Segment profit	17,466	13,324	25
Segment assets	169,843	73,004	--
Investment in
equity method
investees	4,120	--	--
Capital expenditures	5,548	231	96

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M.    SEGMENT REPORTING (continued)

($ in thousands)	Lithotripsy	Manufacturing	Refractive

2001
Revenue from
external customers	$80,887	$51,579	$22,332
Intersegment revenues	--	627	--
Interest income	131	3	70
Interest expense	384	227	361
Depreciation and
amortization	8,741	551	4,538
Segment profit	14,063	5,449	(25,296)
Segment assets	181,034	28,472	25,578
Investment in
equity method
investees	4,746	--	--
Capital expenditures	3,785	410	606

The following is a reconciliation of revenues per above to the consolidated revenues per the consolidated statements of income:

($ in thousands)	2003	2002	2001

Total revenues for reportable segments	$159,974	$169,687	$155,425
Corporate revenue	1,022	739	70
Elimination of intersegment revenues	(603)	(490)	(627)

Total consolidated revenues	$160,393	$169,936	$154,868

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M.    SEGMENT REPORTING (continued)

The following is a reconciliation of profit (loss) per above to income before taxes per the consolidated statements of income:

($ in thousands)	2003	2002	2001

Total profit (loss) for reportable segments	$20,775	$30,815	$(5,784)
Corporate revenue	1,022	739	70
Unallocated corporate expenses:
General and administrative	(3,495)	(3,603)	(3,986)
Net interest expense	(8,268)	(9,045)	(9,770)
Loan fees	(257)	(1,069)	(163)
Nonrecurring development and other costs	--	(16,507)	(3,190)
Other, net	(887)	(535)	(156)

Unallocated corporate expenses total	(12,907)	(30,759)	(17,265)

Income (loss) before income taxes	$8,890	$795	$(22,979)

The following is a reconciliation of segment assets per above to the consolidated assets per the consolidated balance sheets:

($ in thousands)	2003	2002	2001

Total assets for reportable segments	$259,928	$242,847	$235,084
Unallocated corporate assets	20,040	22,992	16,957

Consolidated total	$279,968	$265,839	$252,041

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M.    SEGMENT REPORTING (continued)

The reconciliation of the other significant items to the amounts reported in the consolidated financial statements is as follows:
($ in thousands)	Segments	Corporate	Eliminating Entries	Consolidated

2003

Interest and dividends	$111	$334	$(132)	$313
Interest expense	521	8,602	(132)	8,991
Depreciation and
amortization	6,278	785	--	7,063
Capital expenditures	5,196	815	--	6,011

2002

Interest and dividends	$107	$394	$(264)	$237
Interest expense	522	9,439	(264)	9,697
Depreciation and
amortization	6,197	474	--	6,671
Capital expenditures	5,875	241	--	6,116

2001

Interest and dividends	$204	$777	$(536)	$445
Interest expense	972	10,547	(536)	10,983
Depreciation and
amortization	13,830	405	--	14,235
Capital expenditures	4,801	6,352	--	11,153

The amounts in 2003, 2002 and 2001 for interest income and expense, depreciation and amortization and capital expenditures represent amounts recorded by the operations of our corporate functions, which have not been allocated to the segments.

N.    CONDENSED FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the Notes described in Note G.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Income Year Ended December 31, 2003

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total

Revenue:
Lithotripsy	$8,938	$15,050	$52,148	$(15,720)	$60,416
Manufacturing	8,326	98,955	--	(8,326)	98,955
Other	--	1,022	--	--	1,022

Total revenue	17,264	115,027	52,148	(24,046)	160,393

Cost of services and general and
administrative expenses:
Lithotripsy	--	2,127	22,675	--	24,802
Manufacturing	--	89,499	--	--	89,499
Corporate	62	3,433	--	--	3,495

	62	95,059	22,675	--	117,796
Depreciation and amortization	--	2,774	4,289	--	7,063

Total operating expenses	62	97,833	26,964	--	124,859

Operating income	17,202	17,194	25,184	(24,046)	35,534

Other income (expenses):
Interest and dividends	65	218	30	--	313
Interest expense	(8,235)	(439)	(317)	--	(8,991)
Loan fees	(257)	--	--	--	(257)
Other, net	--	406	(524)	--	(118)

Total other income (deductions)	(8,427)	185	(811)	--	(9,053)

Income before provision (benefit) for
income taxes and minority interest	8,775	17,379	24,373	(24,046)	26,481
Minority interest in consolidated income	--	--	--	17,591	17,591
Provision (benefit) for income taxes	2,552	115	--	--	2,667

Net income	$6,223	$17,264	$24,373	$(41,637)	$6,223

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Income Year Ended December 31, 2002

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total

Revenue:
Lithotripsy	$13,717	$23,724	$56,974	$(24,114)	$70,301
Manufacturing	13,264	63,748	25,005	(13,264)	88,753
Refractive	(9,960)	395	10,143	9,565	10,143
Other	--	739	--	--	739

Total revenue	17,021	88,606	92,122	(27,813)	169,936

Cost of services and general and
administrative expenses:
Lithotripsy	--	2,586	23,706	--	26,292
Manufacturing	--	52,322	21,790	--	74,112
Refractive	--	--	8,862	--	8,862
Corporate	192	3,411	--	--	3,603
Impairment and other costs, net	--	16,912	828	--	17,740

	192	75,231	55,186	--	130,609
Depreciation and amortization	--	1,946	4,725	--	6,671

Total operating expenses	192	77,177	59,911	--	137,280

Operating income	16,829	11,429	32,211	(27,813)	32,656

Other income (expenses):
Interest and dividends	31	114	92	--	237
Interest expense	(8,900)	(584)	(213)	--	(9,697)
Loan fees	(1,015)	(54)	--	--	(1,069)
Other, net	(117)	83	532	--	498

Total other income (deductions)	(10,001)	(441)	411	--	(10,031)

Income before provision (benefit) for
income taxes and minority interest	6,828	10,988	32,622	(27,813)	22,625
Minority interest i n consolidated income	--	--	--	21,830	21,830
Provision (benefit) for income taxes	6,058	(6,033)	--	--	25

Net income	$770	$17,021	$32,622	$(49,643)	$770

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Income Year Ended December 31, 2001

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total

Revenue:
Lithotripsy	$(4,038)	$22,923	$65,303	$(3,301)	$80,887
Manufacturing	6,022	6,295	51,579	(12,317)	51,579
Refractive	(14,968)	2,974	22,332	11,994	22,332
Other	--	70	--	--	70

Total revenue	(12,984)	32,262	139,214	(3,624)	154,868

Cost of services and general and
administrative expenses:
Lithotripsy	--	1,904	24,263	--	26,167
Manufacturing	--	--	43,901	--	43,901
Refractive	--	--	15,224	--	15,224
Corporate	312	3,674	--	--	3,986
Impairment and other costs, net	218	31,773	12,589	--	44,580

	530	37,351	95,977	--	133,858
Depreciation and amortization	--	7,671	6,564	--	14,235

Total operating expenses	530	45,022	102,541	--	148,093

Operating (loss) income	(13,514)	(12,760)	36,673	(3,624)	6,775

Other income (expenses):
Interest and dividends	35	207	203	--	445
Interest expense	(9,985)	(8)	(990)	--	(10,983)
Loan fees	(163)	--	--	--	(163)
Other, net	225	24	(52)	--	197

Total other income (deductions)	(9,888)	223	(839)	--	(10,504)

Income (loss) before (benefit) provision for
income taxes and minority interest	(23,402)	(12,537)	35,834	(3,624)	(3,729)
Minority interest in consolidated (loss) income	--	--	--	19,250	19,250
(Benefit) provision for income taxes	(8,937)	447	(24)	--	(8,514)

Net (loss) income	$(14,465)	$(12,984)	$35,858	$(22,874)	$(14,465)

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Balance Sheet Year Ended December 31, 2003

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total

ASSETS

Current assets:
Cash and cash equivalents	$50	$2,141	$7,589	$--	$9,780
Accounts receivable, net	--	19,619	7,626	--	27,245
Other receivables	303	1,479	(987)	--	795
Deferred income taxes	1,193	7,192	--	--	8,385
Prepaid expenses and other current assets	9	1,460	148	--	1,617
Inventory	--	21,288	--	--	21,288

Total current assets	1,555	53,179	14,376	--	69,110

Property and equipment:
Equipment, furniture and fixtures	--	12,215	27,946	--	40,161
Building and leasehold improvements	--	11,229	6	--	11,235

	--	23,444	27,952	--	51,396
Less accumulated depreciation
and amortization	--	(9,637)	(17,803)	--	(27,440)

Property and equipment, net	--	13,807	10,149	--	23,956
Investment in subsidiaries
and other investments	226,344	4,591	--	(227,847)	3,088
Goodwill, at cost, net of amortization	--	177,974	--	--	177,974
Other noncurrent assets	2,772	2,426	642	--	5,840

	$230,671	$251,977	$25,167	$(227,847)	$279,968

LIABILITIES

Current liabilities:
Current portion o f long-term debt	$256	$291	$2,798	$--	$3,345
Accounts payable	--	8,519	98	--	8,617
Accrued distributions to minority interests	--	(2,460)	9,368	--	6,908
Accrued expenses	2,503	7,135	499	--	10,137
Customer deposits	--	6,259	--	--	6,259

Total current liabilities	2,759	19,744	12,763	--	35,266
Long-term debt, net of current portion	104,069	3,835	3,824	--	111,728
Other long term obligations	--	1,397	--	--	1,397
Deferred income taxes	17,232	657	--	--	17,889

Total liabilities	124,060	25,633	16,587	--	166,280

Minority interest	--	--	--	7,077	7,077

STOCKHOLDERS' EQUITY

Common stock	173	--	--	--	173
Capital in excess of par value	70,813	--	--	--	70,813
Accumulated earnings	36,839	--	--	--	36,839
Subsidiary net equity	--	226,344	8,580	(234,924)	--
Treasury stock	(1,214)	--	--	--	(1,214)

Total stockholders' equity	106,611	226,344	8,580	(234,924)	106,611

	$230,671	$251,977	$25,167	$(227,847)	$279,968

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Balance Sheet Year Ended December 31, 2002

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total

ASSETS

Current assets:
Cash and cash equivalents	$66	$7,897	$12,211	$--	$20,174
Accounts receivable, net	--	13,439	7,698	--	21,137
Other receivables	291	341	104	--	736
Deferred income taxes	(695)	6,357	--	--	5,662
Prepaid expenses and other current assets	2,965	205	343	--	3,513
Inventory	--	16,407	--	--	16,407

Total current assets	2,627	44,646	20,356	--	67,629

Property and equipment:
Equipment, furniture and fixtures	--	11,366	30,558	--	41,924
Building and leasehold improvements	--	10,146	49	--	10,195

	--	21,512	30,607	--	52,119
Less accumulated depreciation
and amortization	--	(7,933)	(19,502)	--	(27,435)

Property and equipment, net	--	13,579	11,105	--	24,684
Investment in subsidiaries
and other investments	214,533	9,102	--	(219,356)	4,279
Goodwill, at cost, net of amortization	--	161,783	--	--	161,783
Other noncurrent assets	3,074	4,135	255	--	7,464

	$220,234	$233,245	$31,716	$(219,356)	$265,839

LIABILITIES

Current liabilities:
Current portion of long-term debt	$--	$1,065	$1,330	$--	$2,395
Account s payable	--	5,884	686	--	6,570
Accrued distributions to minority interests	--	(3,087)	11,420	--	8,333
Accrued expenses	3,111	7,039	398	--	10,548
Customer deposits	--	3,589	--	--	3,589

Total current liabilities	3,111	14,490	13,834	--	31,435
Long-term debt, net of current portion	111,021	4,168	3,117	--	118,306
Deferred income taxes	7,468	54	--	--	7,522

Total liabilities	121,600	18,712	16,951	--	157,263

Minority interest	--	--	--	9,942	9,942

STOCKHOLDERS' EQUITY

Common stock	169	--	--	--	169
Capital in excess of par value	67,849	--	--	--	67,849
Accumulated earnings	30,616	--	--	--	30,616
Subsidiary net equity	--	214,533	14,765	(229,298)	--

Total stockholders' equity	98,634	214,533	14,765	(229,298)	98,634

	$220,234	$233,245	$31,716	$(219,356)	$265,839

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2003

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net cash provided by (used in)
operating activities	$(4,728)	$14,863	$27,137	$--	$37,272

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equity investments and entities	--	(13,535)	--	--	(13,535)
Purchases of property and equipment	--	(2,444)	(3,567)	--	(6,011)
Proceeds from sales of equipment	--	66	150	--	216
Distributions from subsidiaries	25,421	8,279	--	(33,700)	--
Investments	(12,000)	--	--	12,000	--
Distributions from investments	--	436	--	--	436
Escrow deposits	(995)	--	--	--	(995)

Net cash provided by (used in)
investing activities	12,426	(7,198)	(3,417)	(21,700)	(19,889)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on notes payable exclusive of
interest	(23,500)	--	(2,251)	--	(25,751)
Borrowings on notes payable	17,000	--	4,069	--	21,069
Purchase of treasury stock	(1,214)	--	--	--	(1,214)
Distributions to minority interest	--	--	--	(21,618)	(21,618)
Contributions by minority interest	--	--	(263)	--	(263)
Contributions from parent	--	12,000	--	(12,000)	--
Distributions to equity owners	--	(25,421)	(29,897)	55,318	--

Net cash provided by (used in)
financing activities	(7,714)	(13,421)	(28,342)	21,700	(27,777)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(16)	(5,756)	(4,622)	--	(10,394)
Cash and cash equivalents, beginning of year	66	7,897	12,211	--	20,174

Cash and cash equivalents, end of year	$50	$2,141	$7,589	$--	$9,780

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2002

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net cash provided by (used in)
operating activities	$(6,693)	$16,224	$38,600	$--	$48,131

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equity investments and entities	--	(17,354)	--	--	(17,354)
Purchases of property and equipment	--	(180)	(5,936)	--	(6,116)
Proceeds from sales of equipment	--	--	667	--	667
Distributions from subsidiaries	15,463	10,386	--	(25,849)	--
Investments	(9,000)	--	--	9,000	--
Distributions from investments	--	2,196	--	--	2,196

Net cash provided by (used in)
investing activities	6,463	(4,952)	(5,269)	(16,849)	(20,607)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on notes payable exclusive of
interest	(10,500)	--	(3,634)	--	(14,134)
Borrowings on notes payable	9,000	--	3,312	--	12,312
Exercise of stock options	1,537	--	--	--	1,537
Distributions to minority interest	--	--	--	(25,063)	(25,063)
Contributions by minority interest	--	--	1,495	--	1,495
Contributions from parent	--	9,000	--	(9,000)	--
Distributions t o equity owners	--	(15,463)	(35,449)	50,912	--

Net cash provided by (used in)
financing activities	37	(6,463)	(34,276)	16,849	(23,853)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(193)	4,809	(945)	--	3,671
Cash and cash equivalents, beginning of year	259	3,088	13,156	--	16,503

Cash and cash equivalents, end of year	$66	$7,897	$12,211	$--	$20,174

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2001

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net cash provided by (used in)
operating activities	$(11,682)	$9,712	$49,502	$--	$47,532

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equity investments and entities	--	(2,815)	(6,877)	--	(9,692)
Purchases of property and equipment	--	(5,899)	(5,254)	--	(11,153)
Proceeds from sales of equipment	--	--	551	--	551
Distributions from subsidiaries	29,514	14,202	--	(43,716)	--
Investments	(11,000)	(8,000)	--	19,000	--
Distributions from investments	--	2,459	--	--	2,459

Net cash provided by (used in)
investing activities	18,514	(53)	(11,580)	(24,716)	(17,835)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on notes payable exclusive of
interest	(19,000)	--	(4,343)	--	(23,343)
Borrowings on notes payable	12,000	4,550	1,391	--	17,941
Distributions to minority interest	--	--	--	(24,721)	(24,721)
Contributions by minority interest	--	--	1,399	--	1,399
Contributions from parent	--	11,000	8,000	(19,000)	--
Distributions to equity owners	--	(29,514)	(38,923)	68,437	--

Net cash provided by (used in)
financing activities	(7,000)	(13,964)	(32,476)	24,716	(28,724)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(168)	(4,305)	5,446	--	973
Cash and cash equivalents, beginning of year	427	7,393	7,710	--	15,530

Cash and cash equivalents, end of year	$259	$3,088	$13,156	$--	$16,503

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O.    SUBSEQUENT EVENTS (UNAUDITED)

In February 2004, we acquired Medstone International, Inc. or Medstone, a leading manufacturer of lithotripsy systems and urology tables and a prominent provider of fee-per-procedure lithotripsy services. A pioneer in the manufacture of shockwave lithotripsy, Medstone’s was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 of its lithotripters in operation worldwide, and more than 324 urology and patient handling tables in use, the Medstone devices are well established in the urology office and hospital market. For the year ended December 31, 2003, Medstone had revenues of $21 million, comprised of $15 million in service revenue and $6 million in equipment sales.

In February 2004, our shareholders approved our new 2003 stock option plan which provides that the aggregate number of shares of our common stock that may be issued upon the exercise of all options under the plan shall not exceed 600,000.

PRIME MEDICAL SERVICES, INC. SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2003, 2002 and 2001

         ($ in thousands)

	Balance at Beginning of Year	Costs and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts

2003	$629	$582	$699	$512

2002	$2,172	$405	$1,948	$629

2001	$212	$8,111	$6,151	$2,172

S-1