Form 10-Q
period 2004-03-31
PRIME MEDICAL SERVICES INC /TX/
filed 2004-05-05
CIK 895810

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
OR
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

YES   X  NO

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.01 par value	Number of Shares Outstanding at April 30, 2004 20,729,877

PART I

ITEM 1 — FINANCIAL INFORMATION

2

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
($ in thousands, except per share data)	2004	2003
Revenue:
Lithotripsy	$16,219	$14,994
Manufacturing	23,757	25,595
Other	237	263

Total revenue	40,213	40,852

Cost of services and general and
administrative expenses:
Lithotripsy	6,997	6,432
Manufacturing	21,704	23,048
Corporate	976	645

	29,677	30,125
Depreciation and amortization	1,620	1,820

	31,297	31,945

Operating income	8,916	8,907

Other income (expenses):
Interest and dividends	88	106
Interest expense	(2,289)	(2,096)
Other, net	40	(75)

	(2,161)	(2,065)

Income before provision for income
taxes and minority interests	6,755	6,842
Minority interest in consolidated income	4,891	4,009
Provision for income taxes	683	1,006

Net income	$1,181	$1,827

Basic earnings per share:
Net income	$0.06	$0.11

Weighted average shares outstanding	18,670	17,074

Diluted earnings per share:
Net income	$0.06	$0.11

Weighted average shares outstanding	18,873	17,223

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

($ in thousands)	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)

ASSETS

Current assets:
Cash and cash equivalents	$13,425	$9,780
Accounts receivable, less allowance for doubtful
accounts of $1,127 in 2004 and $512 in 2003	20,756	27,245
Other receivables	1,336	795
Deferred income taxes	12,269	8,385
Prepaid expenses and other current assets	3,059	1,617
Inventory	26,947	21,288

Total current assets	77,792	69,110

Property and equipment:
Equipment, furniture and fixtures	42,302	40,161
Building and leasehold improvements	11,943	11,235

	54,245	51,396
Less accumulated depreciation and amortization	(26,158)	(27,440)

Property and equipment, net	28,087	23,956

Other investments	2,963	3,088
Goodwill, at cost, net of accumulated amortization	184,683	177,974
Other noncurrent assets	7,405	5,840

	$300,930	$279,968

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except share data)	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)

LIABILITIES

Current liabilities:
Current portion of long-term debt	$3,211	$3,345
Accounts payable	9,814	8,617
Accrued distributions to minority interests	5,655	6,908
Accrued expenses	15,119	10,137
Customer deposits	6,325	6,259

Total current liabilities	40,124	35,266

Long-term debt, net of current portion	108,111	111,728
Other long term obligations	1,833	1,397
Deferred income taxes	18,404	17,889

Total liabilities	168,472	166,280

Minority interest	6,991	7,077

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding	--	--
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,045,643 issued
in 2004 and 17,324,585 issued in 2003; 20,729,877 outstanding in 2004 and	210	173
17,081,869 outstanding in 2003
Capital in excess of par value	88,863	70,813
Accumulated earnings	38,020	36,839
Treasury stock, at cost, 315,766 shares in 2004 and 242,716 in 2003	(1,626)	(1,214)

Total stockholders' equity	125,467	106,611

	$300,930	$279,968

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$50,222	$44,552
Cash paid to employees, suppliers of goods and others	(37,584)	(35,333)
Interest received	88	105
Interest paid	(151)	(367)
Taxes refunded (paid)	161	(48)

Net cash provided by operating activities	12,736	8,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	3,843	(10,302)
Escrow deposits	--	(3,492)
Purchases of equipment and leasehold improvements	(3,381)	(2,281)
Distributions from investments	143	135
Proceeds from sales of equipment	197	5
Other	3	--

Net cash provided by (used in) investing activities	805	(15,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	722	9,605
Payments on notes payable, exclusive of interest	(3,921)	(4,485)
Distributions to minority interest	(7,163)	(8,316)
Contributions by minority interest, net of buyouts	343	(842)
Exercise of stock options	123	--

Net cash used in financing activities	(9,896)	(4,038)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,645	(11,064)

Cash and cash equivalents, beginning of period	9,780	20,174

Cash and cash equivalents, end of period	$13,425	$9,110

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2004	2003
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,181	$1,827
Adjustments to reconcile net income
to net cash provided by operating activities
Minority interest in consolidated income	4,891	4,009
Depreciation and amortization	1,620	1,820
Provision for uncollectible accounts	(34)	92
Provision for deferred income taxes	9	1,614
Equity in (earnings) loss of affiliates	(22)	35
Stock buyback agreements	(322)	--
Other	(293)	137

Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	9,152	2,659
Other receivables	(530)	47
Other assets	(3,048)	(731)
Accounts payable	(1,757)	(157)
Accrued expenses	1,889	(2,443)

Total adjustments	11,555	7,082

Net cash provided by operating activities	$12,736	$8,909

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004 (Unaudited)

1. General

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of March 31, 2004 and the results of operations and cash flows for the periods presented. These statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities.

2. Earnings per share

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share

Three Months Ended March 31, 2004

Net income	$1,181	$1,181

Weighted average shares outstanding	18,670	18,670
Effect of dilutive securities	--	203

Shares for EPS calculation	18,670	18,873

Net income per share	$0.06	$0.06

Three Months Ended March 31, 2003

Net income	$1,827	$1,827

Weighted average shares outstanding	17,074	17,074
Effect of dilutive securities	--	149

Shares for EPS calculation	17,074	17,223

Net income per share	$0.11	$0.11

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004 (continued) (Unaudited)

2. Earnings per share (continued)

Unexercised stock options and warrants to purchase 2,567,000 and 2,824,000 shares of our common stock as of March 31, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the effect would be antidilutive.

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

We measure performance based on the pretax income or loss from our operating segments, which do not include unallocated corporate general and administrative expenses, corporate interest, revenue and expense.

($ in thousands)	Lithotripsy	Manufacturing

Three Months Ended
March 31, 2004

Revenue from
external customers	$16,219	$23,757

Intersegment revenues	--	--

Segment profit	3,074	1,746

Three Months Ended
March 31, 2003

Revenue from
external customers	$14,994	$25,595

Intersegment revenues	--	322

Segment profit	3,022	2,343

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004 (continued) (Unaudited)

3.	Segment Reporting (continued)

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

($ in thousands)	Three Months ended March 31, 2004 2003

Total segment profit	$4,820	$5,365
Corporate revenues	237	263
Unallocated corporate expenses:
General and administrative	(976)	(645)
Net interest expense	(2,103)	(1,936)
Other, net	(114)	(214)

Total unallocated corporate expenses	(3,193)	(2,795)

Income before income taxes	$1,864	$2,833

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our proforma information follows (in thousands except for earnings per share information):

	2004	2003
Net income, as reported	$1,181	$1,827
Stock-based employee compensation
expense, net of tax	308	401

Pro forma net income	$873	$1,426

Pro forma earning per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004 (continued) (Unaudited)

5. Acquisitions

Effective February 20, 2004, we acquired Medstone International, Inc. (“Medstone”). Medstone manufactures, sells, and maintains lithotripters and makes them available for use by health care providers under various fee-for-service arrangements in both fixed and mobile settings. Medstone and its subsidiaries also market fixed and mobile tables for urological treatments and imaging, patient handling tables for use by pain management clinics and other users, and x-ray generators for medical imaging. A pioneer in the manufacture of shockwave lithotripsy, Medstone’s lithotripter was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 lithotripters in operation worldwide, and more than 324 urology and patient handling tables in use, the Medstone devices are well established in the urology office and hospital market. The aggregate purchase price was approximately $19 million for all outstanding shares of Medstone comprised entirely of our common stock. We determined the value of our common stock by using an average closing price for the two trading days prior to and after the public announcement of the merger. Approximately 3.6 million shares were issued. We recognized $6 million of goodwill related to this transaction, none of which is tax deductible. We recognized approximately $1 million of intangibles, which are being amortized over three years. Medstone had total assets with an estimated fair value of $20.5 million and total liabilities with an estimated fair value of $7.2 million as of the purchase date. For the year ended December 31, 2003, Medstone had revenue of $21 million, comprised of $15 million in service revenue and $6 million in equipment sales.

6. Condensed Financial Information Regarding Guarantor Subsidiaries

Our condensed consolidating financial information, Guarantor Subsidiaries and Non-guarantor Subsidiaries for March 31, 2004 and 2003 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because we have determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of ours who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated notes.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Three Months Ended March 31, 2004 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Lithotripsy	$2,189	$4,775	$13,224	$(3,969)	$16,219
Manufacturing	1,746	23,757	--	(1,746)	23,757
Other	--	237	--	--	237

Total revenue	3,935	28,769	13,224	(5,715)	40,213

Cost of services and general and
administrative expenses:
Lithotripsy	--	1,491	5,506	--	6,997
Manufacturing	--	21,704	--	--	21,704
Corporate	20	956	--	--	976

	20	24,151	5,506	--	29,677
Depreciation and amortization	--	684	936	--	1,620

Operating income	3,915	3,934	6,782	(5,715)	8,916

Other income (expenses):
Interest and dividends	47	33	8	--	88
Interest expense	(2,119)	(94)	(76)	--	(2,289)
Other, net	21	62	(43)	--	40

Total other income (expenses)	(2,051)	1	(111)	--	(2,161)

Income before provision for income	1,864	3,935	6,671	(5,715)	6,755
taxes and minority interest

Minority interest in consolidated income	--	--	--	4,891	4,891

Provision for income taxes	683	--	--	--	683

Net income	$1,181	$3,935	$6,671	$(10,606)	$1,181

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Three Months Ended March 31, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Lithotripsy	$2,240	$3,804	$12,511	$(3,561)	$14,994
Manufacturing	2,344	25,595	--	(2,344)	25,595
Other	--	263	--	--	263

Total revenue	4,584	29,662	12,511	(5,905)	40,852

Cost of services and general and
administrative expenses:
Lithotripsy	--	467	5,965	--	6,432
Manufacturing	--	23,048	--	--	23,048
Corporate	33	612	--	--	645

	33	24,127	5,965	--	30,125
Depreciation and amortization	--	679	1,141	--	1,820

Operating income	4,551	4,856	5,405	(5,905)	8,907

Other income (expenses):
Interest and dividends	53	44	9	--	106
Interest expense	(1,961)	(76)	(59)	--	(2,096)
Other, net	--	(50)	(25)	--	(75)

Total other income (expenses)	(1,908)	(82)	(75)	--	(2,065)

Income before provision for income	2,643	4,774	5,330	(5,905)	6,842
taxes and minority interest

Minority interest in consolidated income	--	--	--	4,009	4,009

Provision for income taxes	816	190	--	--	1,006

Net income	$1,827	$4,584	$5,330	$(9,914)	$1,827

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Balance Sheet March 31, 2004 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$9	$5,493	$7,923	$--	$13,425
Accounts receivable, net	--	13,184	7,572	--	20,756
Other receivables	414	2,245	(1,323)	--	1,336
Deferred income taxes	1,193	11,076	--	--	12,269
Prepaid expenses and other current assets	--	3,021	38	--	3,059
Inventory	--	26,947	--	--	26,947

Total current assets	1,616	61,966	14,210	--	77,792

Property and equipment:
Equipment, furniture and fixtures	--	15,308	26,994	--	42,302
Building and leasehold improvements	--	11,937	6	--	11,943

	--	27,245	27,000	--	54,245
Less accumulated depreciation
and amortization	--	(10,140)	(16,018)	--	(26,158)

Property and equipment, net	--	17,105	10,982	--	28,087

Investment in subsidiaries
and other investments	245,366	7,064	--	(249,467)	2,963
Goodwill, at cost, net of amortization	--	184,683	--	--	184,683
Other noncurrent assets	2,164	4,647	594	--	7,405

	$249,146	$275,465	$25,786	$(249,467)	$300,930

LIABILITIES

Current liabilities:
Current portion of long-term debt	$188	$314	$2,709	$--	3,211
Accounts payable	--	9,599	215	--	9,814
Accrued expenses	5,694	8,889	536	--	15,119
Accrued distributions to minority interests	--	(1,790)	7,445	--	5,655
Customer deposits	--	6,325	--	--	6,325

Total current liabilities	5,882	23,337	10,905	--	40,124
Long-term debt, net of current portion	100,564	3,758	3,789	--	108,111
Other long term obligations	--	1,833	--	--	1,833
Deferred income taxes	17,233	1,171	--	--	18,404

Total liabilities	123,679	30,099	14,694	--	168,472

Minority interest	--	--	--	6,991	6,991

STOCKHOLDERS' EQUITY

Common stock	210	--	--	--	210
Capital in excess of par value	88,863	--	--	--	88,863
Accumulated earnings	38,020	--	--	--	38,020
Subsidiary net equity	--	245,366	11,092	(256,458)	--
Treasury stock	(1,626)	--	--	--	(1,626)

Total stockholders' equity	125,467	245,366	11,092	(256,458)	125,467

	$249,146	$275,465	$25,786	$(249,467)	$300,930

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Cash Flow Three Months Ended March 31, 2004 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net cash provided by (used in)
operating activities	$(42)	$1,686	$11,092	$--	$12,736

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equity investments and entities	--	3,843	--	--	3,843
Purchases of property and equipment	--	(1,898)	(1,483)	--	(3,381)
Proceeds from sales of equipment	--	150	47	--	197
Distributions from subsidiaries	2,878	2,303	--	(5,181)	--
Distributions from investments	--	143	--	--	143
Other	--	3	--	--	3

Net cash provided by (used in)
investing activities	2,878	4,544	(1,436)	(5,181)	805

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on notes payable exclusive of
interest	(3,000)	--	(921)	--	(3,921)
Borrowings on notes payable	--	--	722	--	722
Distributions to minority interest	--	--	--	(7,163)	(7,163)
Contributions by minority interest	--	--	343	--	343
Excersise of stock options	123	--	--	--	123
Distributions to equity owners	--	(2,878)	(9,466)	12,344	--

Net cash provided by (used in)
financing activities	(2,877)	(2,878)	(9,322)	5,181	(9,896)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(41)	3,352	334	--	3,645

Cash and cash equivalents, beginning of period	50	2,141	7,589	--	9,780

Cash and cash equivalents, end of period	$9	$5,493	$7,923	$--	$13,425

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net cash provided by (used in)
operating activities	$422	$2,236	$6,251	$--	$8,909

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equity investments and entities	--	(10,302)	--	--	(10,302)
Escrow depoits	(3,492)	--	--	--	(3,492)
Purchases of property and equipment	--	(1,000)	(1,281)	--	(2,281)
Proceeds from sales of equipment	--	3	2	--	5
Distributions from subsidiaries	7,039	3,979	--	(11,018)	--
Investments	(8,000)	--	--	8,000	--
Distributions from investments	--	135	--	--	135

Net cash provided by (used in)
investing activities	(4,453)	(7,185)	(1,279)	(3,018)	(15,935)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on notes payable exclusive of
interest	(4,000)	--	(485)	--	(4,485)
Borrowings on notes payable	8,000	--	1,605	--	9,605
Distributions to minority interest	--	--	--	(8,316)	(8,316)
Contributions by minority interest	--	--	(842)	--	(842)
Contributions from parent	--	8,000	--	(8,000)	--
Distributions to equity owners	--	(7,039)	(12,295)	19,334	--

Net cash provided by (used in)
financing activities	4,000	961	(12,017)	3,018	(4,038)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(31)	(3,988)	(7,045)	--	(11,064)

Cash and cash equivalents, beginning of period	66	7,897	12,211	--	20,174

Cash and cash equivalents, end of period	$35	$3,909	$5,166	$--	$9,110

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified below and in the text surrounding forward-looking statements in this report, you should consult our reports on Form 10-K and other filings with the Securities and Exchange Commission, for factors that could cause our actual results to differ materially from those presented.

Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. The following important factors, in addition to those referred to above, could affect the future results of the health care industry in general, and us in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	uncertainties in our establishing or maintaining relationships with physicians and hospitals;

•	the impact of current and future laws and governmental regulations;

•	uncertainties inherent in third party payors’ attempts to limit health care coverages and levels of reimbursement;

•	the effects of competition and technological changes;

•	the availability (or lack thereof) of acquisition or combination opportunities; and

•	general economic, market or business conditions.

General

We provide lithotripsy services and design and manufacture trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry.

Lithotripsy Services. According to the American Foundation for Urologic Disease, nearly 10% of Americans are afflicted with kidney stones during their lifetime. Most kidney stones occur within the 40-60 year old age group. The two primary forms of treatment of kidney stones are lithotripsy and endoscopic extraction, a form of surgery. Of the approximately 600,000 kidney stone cases each year, approximately 225,000 to 250,000 are treated with lithotripsy. Lithotripsy uses extracorporeal shock waves to break up kidney stones into small pieces, which can pass naturally through the body’s urinary tract. This procedure is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery.

Our services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. As of March 31, 2004, we owned 94 lithotripters, 74 of which are mobile and 20 of which are fixed site. We do not render any medical services. Rather, the physicians do.

We also, through our Medstone subsidiary, manufacture, sell and maintain lithotripters, and market fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics. See “Recent Developments” for a description of our Medstone subsidiary.

As the general partner of the limited partnerships, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance, and contracting with payors, hospitals and surgery centers. We do not directly bill, nor do we collect for services rendered to, Medicare or Medicaid.

Although, for the three months ended March 31, 2004 and 2003, manufacturing revenue was higher than lithotripsy revenue, the operating margins on lithotripsy revenue have been, historically, much higher than on manufacturing revenue. We recognize lithotripsy revenue primarily from the following sources:

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

•

Fees for equipment sales and licensing applications. We manufacture, sell and maintain lithotripters and certain medical tables. In addition to the original sales price we receive for lithotripter sales, we receive a licensing fee for each patient treated from the owner of the lithotripter. In exchange for this licensing fee, we also provide the owner of the lithotripter with certain consumables.

Manufacturing.     We design, construct and engineer mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices such as magnetic resonance imaging, or MRI, cardiac catheterization labs, CT scanware, lithotripters, postitron emission tomography, or PET, and equipment designed for mobile command and control centers, and broadcasting and communications applications.

A significant portion of our revenue has been derived from our manufacturing operations. Manufacturing revenue is recognized at the time we fulfill the terms of the contract under which we have sold the equipment.

Recent Developments

In February 2004, we acquired Medstone International, Inc., or Medstone, for approximately $19 million. Medstone manufactures, sells, and maintains lithotripters and makes them available for use by health care providers under various fee-for-service arrangements in both fixed and mobile settings. Medstone and its subsidiaries also market fixed and mobile tables for urological treatments and imaging, patient handling tables for use by pain management clinics and other users, and x-ray generators for medical imaging. A pioneer in the manufacture of shockwave lithotripsy, Medstone’s lithotripter was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 lithotripters in operation worldwide, and more than 324 urology and patient handling tables in use, the Medstone devices are well established in the urology office and hospital market. For the year ended December 31, 2003, Medstone had revenue of $21 million, comprised of $15 million in service revenue and $6 million in equipment sales.

In April 2004, we announced our plans to reorganize our manufacturing segment in the last half of 2004. This reorganization will rationalize plant capacity accumulated through acquisitions, streamline production, and optimize synergies available through labor redundancies and, purchasing and materials management.

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of March 31, 2004, we had goodwill of $185 million.

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

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Our total revenues for the three months ended March 31, 2004 decreased $639,000 (2%) as compared to the same period in 2003. Revenues from our lithotripter operations increased by $1,225,000 (8%) due to the acquisition of Medstone during February 2004. The actual number of procedures performed in the three months ended March 31, 2004 increased by 6% compared to the same period in 2003. Actual revenues from Medstone in the quarter totaled $1.7 million on 748 procedures and 2,547 licensing applications. We also had $500,000 in Medstone equipment sales. Our manufacturing revenues decreased $1,838,000 (7%) due to the number of units shipped decreasing from 95 during 2003 to 78 during 2004. The majority of the decrease related to our medical manufacturing facility in Chicago, which continues to be negatively impacted by the global decline in demand in this business.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) for the three months ended March 31, 2004 was consistent with the same peiod in 2003 at 74% of revenues. Our costs of services associated with our lithotripsy operations increased $565,000 (9%) in absolute terms and remained consistent at 43% of our lithotripsy revenues. Costs associated with Medstone revenues discussed above totaled $1.4 million. Our cost of services associated with our manufacturing operations decreased $1,344,000 (6%) in absolute terms but increased from 90% to 91% of our manufacturing revenues due to decreased sales in medical manufacturing which historically has higher product margins. Our corporate expenses remained consistent at 2% of revenues, increasing $331,000 (51%) in absolute terms, but down $177,000 from fourth quarter 2003.

Depreciation and amortization expense decreased $200,000 for the three months ended March 31, 2004 compared to the same period in 2003.

Minority interest in consolidated income for the three months ended March 31, 2004 increased $882,000 compared to the same period in 2003, primarily as a result of an increase in income from our lithotripsy segment.

Provision for income taxes for the three months ended March 31, 2004 decreased $323,000 compared to the same period in 2003 due to a decrease in income.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents were $13,425,000 and $9,780,000 at March 31, 2004 and December 31, 2003, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the three months ended March 31, 2004 and 2003, our subsidiaries distributed cash of approximately $7,163,000 and $8,316,000, respectively, to minority interest holders.

Cash provided by operations, after minority interest, was $12,736,000 for the quarter ended March 31, 2004 and $8,909,000 for the quarter ended March 31, 2003. Fee and other revenue collected increased by $5,670,000. Cash paid to employees, suppliers of goods and others increased by $2,251,000. These fluctuations are attributable to increased operations from our acquisition of Medstone as well as the timing of accounts payable and accrued expense payments. A decrease in interest payments of $216,000 was due primarily to our interest rate swap agreements, which were terminated in January 2004. Taxes refunded increased $209,000 due to refractive operations write-offs in 2002, which were carried back to prior taxable years.

Cash provided by our investing activities for the quarter ended March 31, 2004, was $805,000 primarily due to $3,843,000 in net cash received from our acquisition of Medstone. We purchased equipment and leasehold improvements totaling $3,381,000. Cash used by our investing activities for the quarter ended March 31, 2003, was $15,935,000 primarily due to $10,302,000 used in our acquisition of Winemiller Communications and Aluminum Body Corporation, or ABC. We purchased equipment and leasehold improvements totaling $2,281,000 during that quarter. We also deposited $3,492,000 in an escrow account related to certain contingent consideration for the ABC acquisition.

Cash used in our financing activities for the quarter ended March 31, 2004, was $9,896,000, primarily due to distributions to minority interests of $7,163,000 and net payments on notes payable of $3,199,000. Cash used in our financing activities for the quarter ended March 31, 2003, was $4,038,000, primarily due to distributions to minority interests of $8,316,000, partially offset by net borrowings on notes payable of $5,120,000.

Senior Credit Facility

Our senior credit facility is a revolving line of credit, and it expires on July 25, 2005. The revolving line of credit has a borrowing limit of $50 million, none of which was drawn at March 31, 2004 and April 30, 2004. Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, restrict the amount of our consolidated debt, restrict our ability to make certain loans and investments, and provide that we must maintain certain financial ratios.

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

Other

Interest Rate Swap .. In August 2002, we entered into an interest rate swap which was designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate was based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. In August 2003, we entered into two new interest rate swaps for $25 million each which were designated as fair value hedges. The floating rates of the two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps. As of March 31, 2004, approximately $800,000 in proceeds from these swaps are capitalized and is being amortized as a reduction to future interest expense over the remaining life of the 8.75% notes.

Other long term debt. At March 31, 2004, we had approximately $4 million of debt related to our building in Austin, Texas, which bears interest at prime plus 1% and is due in monthly installments until November 2006. We also had notes totaling $6.6 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At March 31, 2004, we had an obligation totaling $1,500,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. We had an obligation totaling $829,000 related to payments to a previous employee of Medstone for $20,833 a month until February 28, 2007 and $4,167 beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had an obligation for $528,000 related to the estimated fair values of “puts” on our common stock held by two previous minority interest owners of one of our subsidiaries, AK Specialty Vehicles, which may be exercised in two equal increments of approximately 121,360 shares in June 2004 and 2005 at per share purchase prices of $7.12 and $7.19, respectively.

Stock Repurchases. During 1998, we announced a stock repurchase program of up to $25.0 million of our common stock. In February 2000, we announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 we increased this amount to $45.0 million. We have not repurchased any of our common stock since 2001. From time to time, we may purchase additional shares of our common stock where, in our judgment, market valuations of our stock do not accurately reflect our past and projected results of operations. We intend to fund any additional stock purchases using cash flows from operations and borrowings under our senior credit facility. Under our repurchase program, we had purchased 3,820,200 shares of our stock for a total cost of $32,524,000. These shares were retired in August 2002 and no additional shares have been purchased under the program.

General

The following table presents our contractual obligations as of March 31, 2004 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$111,322	$3,211	$8,096	$100,015	--
Operating Leases (2)	5,437	1,520	2,989	928	$--
Non-compete contracts (3)	2,329	850	1,133	346	--
Stock repurchase agreements (4)	528	269	259	--	--

Total	$119,616	$5,850	$12,477	$101,289	$--

(1)	Represents long term debt as discussed above.

(2)	Represents operating leases in the ordinary course of our business.

(3)	Represents an obligation of $1,500 due to the previous owner of ABC, at a rate of $75 per quarter and an obligation of $829 due to a previous employee of Medstone, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009.

(4)	Represents the estimated liability, in accordance with SFAS No. 150, of certain “put” rights on our common stock discussed above under “Other long term obligations”.

Our primary sources of cash are cash flows from operations and borrowings under our senior credit facility. Our cash flows from operations and therefore our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors. Likewise, our ability to borrow under our senior credit facility will depend on these factors, which will affect our ability to comply with the covenants in our facility and our ability to obtain waivers for, or otherwise address, any noncompliance with the terms of our facility with our lenders.

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

Adoption of Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and July 1, 2003 for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003. In October 2003, the FASB delayed the implementation date for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003 until fiscal years beginning after December 31, 2003. FIN 46 was subsequently revised and reissued in December 2003. The reissued guidance requires implementation by March 31, 2004. The application of this Interpretation did not have a material effect on our consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2004, we had long-term debt (including current portion) totaling $111,322,000, of which $100 million has a fixed rate of interest of 8.75%, $59,000 has fixed rates of 5% to 11%, $4,013,000 bears interest at a variable rate equal to a specified prime rate and $6,498,000 bears interest at a variable rate equal to LIBOR + 1 to 3.75%. The remaining $752,000 relates to our interest rate swaps, which are discussed below. We are exposed to some market risk due to floating interest rate debt totaling $10,511,000 on which we make monthly or quarterly payments of principal and interest. An increase in interest rates of 1% would result in a $105,000 annual increase in interest expense on this existing principal balance.

Additionally, in August 2002, we entered into an interest rate swap, which was designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. This swap had the effect of converting $50 million of our 8.75% notes from a fixed to floating rate instrument with a rate of LIBOR plus 4.57%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. In August 2003, we entered into two new interest rate swaps for $25 million each, which were designated as fair hedges. The floating rates of the two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000. At March 31, 2004, approximately $800,000 in net proceeds from these swaps are capitalized and is being amortized as a reduction to future interest expense over the remaining life of the 8.75% notes.

Item 4 – Controls and Procedures

At March 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or (Approximate Dollar value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2004(1)	84,071	$ 5.65	-	-

(1) On February 1, 2004, we completed the sale of certain assets of our Winemiller subsidiary to RF Central LLC for 84,071 shares of our common stock held by a previous owner of Winemiller.

Item 4. Submission of Matters to a Vote of Security Holders.

                   On February 20, 2004 we held a special meeting of our stockholders to consider and vote on the two proposals described below.

                   (1) Approval of our merger with Medstone International, Inc. The proposal was approved and the votes “FOR” were 11,429,466, the votes “AGAINST” were 78,878, and the votes “ABSTAINING” were 14,567.

                   (2) Approval of our 2003 Stock Option Plan. The proposal was approved and the votes “FOR” were 10,917,066, the votes “AGAINST” were 571,241, and the votes “ABSTAINING” were 34,604.

Item 6. Exhibits and Reports on Form 8-K.

(a) (b)	Exhibits

12.1  Computation of ratio of earnings to fixed charges.
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

Date: May 5, 2004	PRIME MEDICAL SERVICES, INC. By: /s/ John Q. Barnidge John Q. Barnidge, Senior Vice President and Chief Financial Officer