Form 10-Q
period 2004-06-30
PRIME MEDICAL SERVICES INC /TX/
filed 2004-07-27
CIK 895810

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities and Exchange Act of 1934
For the transition period from
______ to ______

Commission File Number: 0-22392

Prime Medical Services, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	74-2652727
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1301 Capitol of Texas Highway, Suite 200B, Austin, Texas 78746
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

YES   X  NO

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.01 par value	Number of Shares Outstanding at July 27, 2004 20,662,677

PART I

ITEM 1 — FINANCIAL INFORMATION

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2004	2003	2004	2003
Revenue:
Urology	$19,767	$15,105	$35,986	$30,098
Manufacturing	30,513	21,544	54,270	47,139
Other	238	262	475	525

Total revenue	50,518	36,911	90,731	77,762

Cost of services and general and
administrative expenses:
Urology	8,709	6,579	15,706	13,011
Manufacturing	27,507	19,373	49,211	42,420
Corporate	1,048	795	2,024	1,440

	37,264	26,747	66,941	56,871
Depreciation and amortization	1,846	1,831	3,466	3,651

	39,110	28,578	70,407	60,522

Operating income	11,408	8,333	20,324	17,240

Other income (expenses):
Interest and dividends	61	115	149	221
Interest expense	(2,364)	(2,441)	(4,653)	(4,537)
Other, net	(72)	(182)	(32)	(258)

	(2,375)	(2,508)	(4,536)	(4,574)

Income before provision for income
taxes and minority interests	9,033	5,825	15,788	12,666

Minority interest in consolidated income	5,373	3,884	10,264	7,893

Provision for income taxes	1,338	617	2,021	1,623

Net income	$2,322	$1,324	$3,503	$3,150

Basic earnings per share:
Net income	$0.11	$0.08	$0.18	$0.18

Weighted average shares outstanding	20,679	17,325	19,674	17,200

Diluted earnings per share:
Net income	$0.11	$0.08	$0.18	$0.18

Weighted average shares outstanding	20,952	17,574	19,913	17,398

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

($ in thousands)	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$3,775	$9,780
Accounts receivable, less allowance for doubtful
accounts of $445 in 2004 and $512 in 2003	27,054	27,245
Other receivables	630	795
Deferred income taxes	12,269	8,385
Prepaid expenses and other current assets	2,624	1,617
Inventory	25,365	21,288

Total current assets	71,717	69,110

Property and equipment:
Equipment, furniture and fixtures	41,111	40,161
Building and leasehold improvements	12,021	11,235

	53,132	51,396

Less accumulated depreciation and amortization	(25,246)	(27,440)

Property and equipment, net	27,886	23,956

Other investments	2,909	3,088
Goodwill, at cost	185,299	177,974
Other noncurrent assets	7,113	5,840

	$294,924	$279,968

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except share data)	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
LIABILITIES

Current liabilities:
Current portion of long-term debt	$3,312	$3,345
Accounts payable	9,601	8,617
Accrued distributions to minority interests	--	6,908
Accrued expenses	13,817	10,137
Customer deposits	5,095	6,259

Total current liabilities	31,825	35,266

Long-term debt, net of current portion	107,444	111,728
Other long term obligations	1,575	1,397
Deferred income taxes	18,404	17,889

Total liabilities	159,248	166,280

Minority interest	8,215	7,077

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding	--	--
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,045,643 shares issued
in 2004 and 17,324,585 issued in 2003; 20,662,677 outstanding in 2004 and	210	173
17,081,869 outstanding in 2003
Capital in excess of par value	88,827	70,813
Accumulated earnings	40,342	36,839
Treasury stock, at cost, 382,966 shares in 2004 and 242,716 in 2003	(1,918)	(1,214)

Total stockholders' equity	127,461	106,611

	$294,924	$279,968

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$93,933	$80,122
Cash paid to employees, suppliers of goods and others	(74,985)	(64,156)
Interest received	148	221
Interest paid	(4,750)	(2,961)
Taxes refunded	557	203

Net cash provided by operating activities	14,903	13,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	3,180	(12,301)
Escrow deposits	513	(1,742)
Purchases of equipment and leasehold improvements	(5,101)	(3,469)
Distributions from investments	221	273
Proceeds from sales of equipment	500	23

Net cash used in investing activities	(687)	(17,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	1,007	19,371
Payments on notes payable, exclusive of interest	(4,725)	(8,353)
Distributions to minority interest	(16,939)	(16,842)
Contributions by minority interest, net of buyouts	313	(1,350)
Exercise of stock options	123	--

Net cash used in financing activities	(20,221)	(7,174)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,005)	(10,961)

Cash and cash equivalents, beginning of period	9,780	20,174

Cash and cash equivalents, end of period	$3,775	$9,213

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2004	2003
Reconciliation of net income to net cash provided by operating activities:
Net income	$3,503	$3,150
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated income	10,264	7,893
Depreciation and amortization	3,466	3,651
Provision for uncollectible accounts	(64)	154
Equity in (earnings) loss of affiliates	(42)	17
Proceeds from termination of interest rate swap	--	1,215
Stock buyback agreements	(816)	--
Other	(352)	324

Changes in operating assets and liabilities, net of effect of purchase transactions:
Accounts receivable	2,884	1,804
Other receivables	(115)	2,406
Other assets	(1,467)	(2,956)
Accounts payable	(3,200)	(3,578)
Accrued expenses	842	(651)

Total adjustments	11,400	10,279

Net cash provided by operating activities	$14,903	$13,429

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (Unaudited)

1. General

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of June 30, 2004 and the results of operations and cashflows for the periods presented. These statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities.

On June 11, 2004, we executed a definitive Agreement and Plan of Merger with HealthTronics Surgical Services, Inc. (HealthTronics). Under the terms of that agreement, our stockholders will receive one share of HealthTronics common stock for each share of our common stock. Because our stockholders will own approximately 62% of the shares of HealthTronics common stock after the merger, and because our directors and senior management will represent a majority of the combined company’s directors and senior management, we are deemed to be the acquiring company for accounting purposes and the merger will be accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The consideration paid (purchase price) will be allocated to the tangible and intangible net assets of HealthTronics based on their fair values, and the net assets of HealthTronics will be recorded at fair values as of the completion of the merger and added to those of Prime. The assets acquired and liabilities assumed will be deemed to be those of HealthTronics because HealthTronics will be the surviving legal entity.

2. Earnings per share

Basic EPS is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share

Six Months Ended June 30, 2004

Net income	$3,503	$3,503

Weighted average shares outstanding	19,674	19,674
Effect of dilutive securities	--	239

Shares for EPS calculation	19,674	19,913

Net income per share	$0.18	$0.18

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (continued) (Unaudited)

2. Earnings per share (continued)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share

Six Months Ended June 30, 2003

Net income	$3,150	$3,150

Weighted average shares outstanding	17,200	17,200
Effect of dilutive securities	--	198

Shares for EPS calculation	17,200	17,398

Net income per share	$0.18	$0.18

Three Months Ended June 30, 2004

Net income	$2,322	$2,322

Weighted average shares outstanding	20,679	20,679
Effect of dilutive securities	--	273

Shares for EPS calculation	20,679	20,952

Net income per share	$0.11	$0.11

Three Months Ended June 30, 2003

Net income	$1,324	$1,324

Weighted average shares outstanding	17,325	17,325
Effect of dilutive securities	--	249

Shares for EPS calculation	17,325	17,574

Net income per share	$0.08	$0.08

We did not include in our computation of diluted EPS unexercised stock options and warrants to purchase 1,867,000 and 2,822,000 shares of our common stock as of June 30, 2004 and 2003, respectively, because the effect would be antidilutive.

3. Segment Reporting

We have two reportable segments: urology and manufacturing. The urology segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers and the mobile broadcast and communication industry.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (continued) (Unaudited)

3.	Segment Reporting (continued)

We measure performance based on the pretax income or loss from our operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest revenue and expense.

($ in thousands)	Urology	Manufacturing

Six Months Ended
June 30, 2004

Revenue from
external customers	$35,986	$54,270

Intersegment revenues	--	--

Segment profit	7,195	4,466

Six Months Ended
June 30, 2003

Revenue from
external customers	$30,098	$47,139

Intersegment revenues	--	603

Segment profit	6,019	4,199

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

($ in thousands)	Six Months Ended June 30, 2004 2003

Total segment profit	$11,661	$10,218
Corporate revenues	475	525
Unallocated corporate expenses:
General and administrative	(2,024)	(1,440)
Net interest expense	(4,327)	(4,134)
Other, net	(261)	(396)

Total unallocated corporate expenses	(6,612)	(5,970)

Income before income taxes	$5,524	$4,773

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (continued) (Unaudited)

3.	Segment Reporting (continued)

($ in thousands)	Urology	Manufacturing

Three Months Ended
June 30, 2004

Revenue from
external customers	$19,767	$30,513

Intersegment revenues	--	--

Segment profit	4,121	2,720

Three Months Ended
June 30, 2003

Revenue from
external customers	$15,105	$21,544

Intersegment revenues	--	281

Segment profit	2,997	1,856

The following is a reconciliation of the measure of segment profit per above to consolidated income before income taxes per the consolidated statements of operations:

($ in thousands)	Three Months Ended June 30, 2004 2003

Total segment profit	$6,841	$4,853
Corporate revenues	238	262
Unallocated corporate expenses:
General and administrative	(1,048)	(795)
Net interest expense	(2,224)	(2,198)
Other, net	(147)	(181)

Total unallocated corporate expenses	(3,419)	(3,174)

Income before income taxes	$3,660	$1,941

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (continued) (Unaudited)

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our proforma information follows ($ in thousands except for earnings per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$2,322	$1,324	$3,503	$3,150
Stock-based employee compensation
expense, net of tax	276	370	584	771
Pro forma net income	$2,046	$954	$2,919	$2,379
Pro forma earning per share:
Basic	$0.10	$0.06	$0.15	$0.14
Diluted	$0.10	$0.05	$0.15	$0.14

5. Acquisitions

Effective February 20, 2004, we acquired Medstone International, Inc. (“Medstone”). Medstone manufactures, sells, and maintains lithotripters and makes them available for use by health care providers under various fee-for-service arrangements in both fixed and mobile settings. Medstone and its subsidiaries also market fixed and mobile tables for urological treatments and imaging, patient handling tables for use by pain management clinics and other users, and x-ray generators for medical imaging. A pioneer in the manufacture of shockwave lithotripsy, Medstone’s lithotripter was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 lithotripters in operation worldwide, and more than 324 urology and patient handling tables in use, the Medstone devices are well established in the urology office and hospital market. The aggregate purchase price was approximately $19 million of our common stock for all outstanding shares of Medstone. We determined the value of our common stock by using an average closing price for the two trading days prior to and after the public announcement of the merger. Approximately 3.6 million shares were issued. We recognized $6 million of goodwill related to this transaction, none of which is tax deductible. We recognized approximately $1 million of intangibles, which are being amortized over three years. Medstone had total assets with an estimated fair value of $20.5 million and total liabilities with an estimated fair value of $7.2 million as of the purchase date.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (continued) (Unaudited)

6. Condensed Financial Information Regarding Guarantor Subsidiaries

Condensed consolidating financial information for us, our Guarantor Subsidiaries and our Non-guarantor Subsidiaries for June 30, 2004 and 2003 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The Guarantor Subsidiaries are wholly owned subsidiaries of ours who have fully and unconditionally guaranteed the 8.75% unsecured senior subordinated notes.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Six Months Ended June 30, 2004 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Urology	$7,087	$12,767	$27,399	$(11,267)	$35,986
Manufacturing	2,594	54,270	--	(2,594)	54,270
Other	--	475	--	--	475

Total revenue	9,681	67,512	27,399	(13,861)	90,731

Cost of services and general and
administrative expenses:
Urology	--	4,839	10,867	--	15,706
Manufacturing	--	49,211	--	--	49,211
Corporate	42	1,982	--	--	2,024

	42	56,032	10,867	--	66,941
Depreciation and amortization	--	1,567	1,899	--	3,466

	42	57,599	12,766	--	70,407

Operating income	9,639	9,913	14,633	(13,861)	20,324

Other income (expenses):
Interest and dividends	56	79	14	--	149
Interest expense	(4,319)	(182)	(152)	--	(4,653)
Other, net	21	(2)	(51)	--	(32)

Total other income (expenses)	(4,242)	(105)	(189)	--	(4,536)

Income before provision for income
taxes and minority interest	5,397	9,808	14,444	(13,861)	15,788

Minority interest in consolidated income	--	--	--	10,264	10,264

Provision for income taxes	1,894	127	--	--	2,021

Net income	$3,503	$9,681	$14,444	$(24,125)	$3,503

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Six Months Ended June 30, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Urology	$4,514	$7,767	$25,153	$(7,336)	$30,098
Manufacturing	4,199	47,139	--	(4,199)	47,139
Other	--	525	--	--	525

Total revenue	8,713	55,431	25,153	(11,535)	77,762

Cost of services and general and
administrative expenses:
Urology	--	1,178	11,833	--	13,011
Manufacturing	--	42,420	--	--	42,420
Corporate	53	1,387	--	--	1,440

	53	44,985	11,833	--	56,871
Depreciation and amortization	--	1,421	2,230	--	3,651

	53	46,406	14,063	--	60,522

Operating income	8,660	9,025	11,090	(11,535)	17,240

Other income (expenses):
Interest and dividends	53	154	14	--	221
Interest expense	(4,130)	(261)	(146)	--	(4,537)
Other, net	--	(15)	(243)	--	(258)

Total other income (expenses)	(4,077)	(122)	(375)	--	(4,574)

Income before provision for income
taxes and minority interest	4,583	8,903	10,715	(11,535)	12,666

Minority interest in consolidated income	--	--	--	7,893	7,893

Provision for income taxes	1,433	190	--	--	1,623

Net income	$3,150	$8,713	$10,715	$(19,428)	$3,150

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Three Months Ended June 30, 2004 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Urology	$4,898	$7,992	$14,175	$(7,298)	$19,767
Manufacturing	848	30,513	--	(848)	30,513
Other	--	238	--	--	238

Total revenue	5,746	38,743	14,175	(8,146)	50,518

Cost of services and general and
administrative expenses:
Urology	--	3,348	5,361	--	8,709
Manufacturing	--	27,507	--	--	27,507
Corporate	22	1,026	--	--	1,048

	22	31,881	5,361	--	37,264
Depreciation and amortization	--	883	963	--	1,846

	22	32,764	6,324	--	39,110

Operating income	5,724	5,979	7,851	(8,146)	11,408

Other income (expenses):
Interest and dividends	9	46	6	--	61
Interest expense	(2,200)	(88)	(76)	--	(2,364)
Other, net	--	(64)	(8)	--	(72)

Total other income (expenses)	(2,191)	(106)	(78)	--	(2,375)

Income before provision for income
taxes and minority interest	3,533	5,873	7,773	(8,146)	9,033

Minority interest in consolidated income	--	--	--	5,373	5,373

Provision for income taxes	1,211	127	--	--	1,338

Net income	$2,322	$5,746	$7,773	$(13,519)	$2,322

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Three Months Ended June 30, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Urology	$2,275	$3,964	$12,642	$(3,776)	$15,105
Manufacturing	1,855	21,544	--	(1,855)	21,544
Other	--	262	--	--	262

Total revenue	4,130	25,770	12,642	(5,631)	36,911

Cost of services and general and
administrative expenses:
Urology	--	711	5,868	--	6,579
Manufacturing	--	19,373	--	--	19,373
Corporate	20	775	--	--	795

	20	20,859	5,868	--	26,747
Depreciation and amortization	--	742	1,089	--	1,831

	20	21,601	6,957	--	28,578

Operating income	4,110	4,169	5,685	(5,631)	8,333

Other income (expenses):
Interest and dividends	--	110	5	--	115
Interest expense	(2,169)	(185)	(87)	--	(2,441)
Other, net	--	36	(218)	--	(182)

Total other income (expenses)	(2,169)	(39)	(300)	--	(2,508)

Income before provision for income
taxes and minority interest	1,941	4,130	5,385	(5,631)	5,825

Minority interest in consolidated income	--	--	--	3,884	3,884

Provision for income taxes	617	--	--	--	617

Net income	$1,324	$4,130	$5,385	$(9,515)	$1,324

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Balance Sheet June 30, 2004 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$(22)	$2,127	$1,670	$--	$3,775
Accounts receivable, net	--	19,030	8,024	--	27,054
Other receivables	--	2,247	(1,617)	--	630
Deferred income taxes	1,193	11,076	--	--	12,269
Prepaid expenses and other current assets	(4)	2,723	(95)	--	2,624
Inventory	--	25,365	--	--	25,365

Total current assets	1,167	62,568	7,982	--	71,717

Property and equipment:
Equipment, furniture and fixtures	--	13,287	27,824	--	41,111
Building and leasehold improvements	--	12,015	6	--	12,021

	--	25,302	27,830	--	53,132
Less accumulated depreciation
and amortization	--	(8,328)	(16,918)	--	(25,246)

Property and equipment, net	--	16,974	10,912	--	27,886

Investment in subsidiaries
and other investments	247,205	7,398	--	(251,694)	2,909
Goodwill, net of accumulated amortization	--	185,299	--	--	185,299
Other noncurrent assets	1,725	4,842	546	--	7,113

	$250,097	$277,081	$19,440	$(251,694)	$294,924

LIABILITIES

Current liabilities:
Current portion of long-term debt	$188	$313	$2,811	$--	$3,312
Accounts payable	--	9,480	121	--	9,601
Accrued expenses	4,699	8,558	560	--	13,817
Customer deposits	--	5,095	--	--	5,095

Total current liabilities	4,887	23,446	3,492	--	31,825

Long-term debt, net of current portion	100,517	3,683	3,244	--	107,444
Other long term obligations	--	1,575	--	--	1,575
Deferred income taxes	17,232	1,172	--	--	18,404

Total liabilities	122,636	29,876	6,736	--	159,248

Minority interest	--	--	--	8,215	8,215

STOCKHOLDERS' EQUITY

Common stock	210	--	--	--	210
Capital in excess of par value	88,827	--	--	--	88,827
Accumulated earnings	40,342	--	--	--	40,342
Treasury stock	(1,918)	--	--	--	(1,918)
Subsidiary net equity	--	247,205	12,704	(259,909)	--

Total stockholders' equity	127,461	247,205	12,704	(259,909)	127,461

	$250,097	$277,081	$19,440	$(251,694)	$294,924

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Cash Flow Six Months Ended June 30, 2004 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net cash provided by (used in)
operating activities	$(4,896)	$293	$19,506	$--	$14,903

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equity investments and entities	--	3,180	--	--	3,180
Purchases of property and equipment	--	(2,600)	(2,501)	--	(5,101)
Proceeds from sales of equipment	--	446	54	--	500
Distributions from subsidiaries	7,188	5,634	--	(12,822)	--
Distributions from investments	--	221	--	--	221
Escrow deposits	513	--	--	--	513

Net cash provided by (used in)
investing activities	7,701	6,881	(2,447)	(12,822)	(687)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Borrowings on notes payable	--	--	1,007	--	1,007
Payments on notes payable exclusive of
interest	(3,000)	--	(1,725)	--	(4,725)
Exercise of stock options	123	--	--	--	123
Contributions by minority interest,
net of buyouts	--	--	313	--	313
Distributions to minority interest	--	--	--	(16,939)	(16,939)
Distributions to equity owners	--	(7,188)	(22,573)	29,761	--

Net cash provided by (used in)
financing activities	(2,877)	(7,188)	(22,978)	12,822	(20,221)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(72)	(14)	(5,919)	--	(6,005)

Cash and cash equivalents, beginning of period	50	2,141	7,589	--	9,780

Cash and cash equivalents, end of period	$(22)	$2,127	$1,670	$--	$3,775

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net cash provided by (used in)
operating activities	$(6,178)	$4,686	$14,921	$--	$13,429

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equity investments and entities	--	(12,301)	--	--	(12,301)
Purchases of property and equipment	--	(1,046)	(2,423)	--	(3,469)
Proceeds from sales of equipment	--	8	15	--	23
Distributions from subsidiaries	11,433	6,442	--	(17,875)	--
Investments	(12,000)	--	--	12,000	--
Distributions from investments	--	273	--	--	273
Escrow deposits	(1,742)	--	--	--	(1,742)

Net cash provided by (used in)
investing activities	(2,309)	(6,624)	(2,408)	(5,875)	(17,216)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Borrowings on notes payable	16,000	--	3,371	--	19,371
Payments on notes payable exclusive of
interest	(7,500)	--	(853)	--	(8,353)
Contributions by minority interest,
net of buyouts	--	--	(1,350)	--	(1,350)
Distributions to minority interest	--	--	--	(16,842)	(16,842)
Contributions from parent	--	12,000	--	(12,000)	--
Distributions to equity owners	--	(11,433)	(23,284)	34,717	--

Net cash provided by (used in)
financing activities	8,500	567	(22,116)	5,875	(7,174)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	13	(1,371)	(9,603)	--	(10,961)

Cash and cash equivalents, beginning of period	66	7,897	12,211	--	20,174

Cash and cash equivalents, end of period	$79	$6,526	$2,608	$--	$9,213

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

General

We provide urology services and design and manufacture trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry.

Urology Services. According to the American Foundation for Urologic Disease, nearly 10% of Americans are afflicted with kidney stones during their lifetime. Most kidney stones occur within the 40-60 year old age group. The two primary forms of treatment of \kidney stones are lithotripsy and endoscopy, a form of invasive surgery that sometimes utilizes laser. Of the approximately 600,000 kidney stone cases each year, approximately 225,000 to 250,000 are treated with lithotripsy. Lithotripsy uses extracorporeal shock waves to break up kidney stones into small pieces, which can pass naturally through the body’s urinary tract. This procedure is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery.

Our services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. As of June 30, 2004, we owned 90 lithotripters, 71 of which are mobile and 19 of which are fixed site. We do not render any medical services. Rather, the physicians do.

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

Although, for the three and six months ended June 30, 2004 and 2003, manufacturing revenue was higher than urology revenue, the operating margins on urology revenue have been, historically, much higher than on manufacturing revenue. We recognize urology revenue primarily from the following sources:

•

Fees for urology services. A substantial majority of our urology revenue is derived from fees related to lithotripsy treatments performed using our lithotripters. We, through our partnerships or other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. The professional fee payable to the physician performing the procedure is generally billed and collected by the physician.

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

Recent Developments

In February 2004, we acquired Medstone International, Inc., or Medstone, for approximately $19 million of our common stock. Medstone manufactures, sells, and maintains lithotripters and makes them available for use by health care providers under various fee-for-service arrangements in both fixed and mobile settings. Medstone and its subsidiaries also market fixed and mobile tables for urological treatments and imaging, patient handling tables for use by pain management clinics and other users, and x-ray generators for medical imaging. A pioneer in the manufacture of shockwave lithotripsy, Medstone’s lithotripter was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 lithotripters in operation worldwide, and more than 324 urology and patient handling tables in use, the Medstone devices are well established in the urology office and hospital market.

In April 2004, we announced our plans to reorganize our manufacturing segment in the last half of 2004. This reorganization will rationalize plant capacity accumulated through acquisitions, streamline production, and optimize synergies available through labor redundancies and purchasing and materials management.

On June 11, 2004, we executed a definitive Agreement and Plan of Merger with HealthTronics Surgical Services, Inc., or HealthTronics. Under the terms of that agreement, our stockholders will receive one share of HealthTronics common stock for each share of our common stock. Because our stockholders will own approximately 62% of the shares of HealthTronics common stock after the merger, and because our directors and senior management will represent a majority of the combined company’s directors and senior management, we are deemed to be the acquiring company for accounting purposes and the merger will be accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The consideration paid (purchase price) will be allocated to the tangible and intangible net assets of HealthTronics based on their fair values, and the net assets of HealthTronics will be recorded at fair values as of the completion of the merger and added to those of Prime. The assets acquired and liabilities assumed will be deemed to be those of HealthTronics because HealthTronics will be the surviving legal entity.

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of June 30, 2004, we had goodwill of $185 million.

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

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Our total revenues for the six months ended June 30, 2004 increased $12,969,000 (17%) as compared to the same period in 2003. Revenues from our urology operations increased by $5,888,000 (20%) due to the acquisition of Medstone during February 2004. The actual number of procedures performed in the six months ended June 30, 2004 increased by 1,786 (13%) compared to the same period in 2003. For the six months ended June 30, 2004, actual Medstone revenues from the acquisition date forward totaled $5.1 million on 2,398 procedures and 7,945 procedures generating per use license fees from the lithotripter sales. We also had $2 million in Medstone equipment sales. Our organic revenues were down $1.2 million, due to the negative impact of our lost certificate of need in Alabama, which totaled $2.6 million in the period, partially offset by strong results in a majority of our remaining partnerships. Our manufacturing revenues increased $7,131,000 (15%) due to a significant increase in average price per unit. The increase in price per unit is the result of an increase in command and control units, which usually have a significantly higher sales price. The number of units actually shipped decreased from 189 during the six months ended June 30, 2003 to 179 in the same period in 2004.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) for the six months ended June 30, 2004 increased from 73% to 74% of revenues. Our costs of services associated with our urology operations increased $2,695,000 (21%) in absolute terms and remained consistent at 17% of our urology revenues. Costs associated with Medstone revenues discussed above totaled $4.5 million. Our cost of services associated with our manufacturing operations increased $6,791,000 (16%) in absolute terms and decreased from 55% to 54% of our manufacturing revenues. Our corporate expenses remained constant at 2% of revenues, increasing $584,000 (41%) in absolute terms, as we continue to successfully grow without proportionately adding corporate expenses.

Depreciation and amortization expense decreased $185,000 for the six months ended June 30, 2004 compared to the same period in 2003. This decrease relates to several lithotripsy units becoming fully depreciated in late 2003 and early 2004 as well as certain computer equipment installed in our central business office in late 2000, partially offset by an increase from our newly acquired Medstone equipment.

Minority interest in consolidated income for the six months ended June 30, 2004 increased $2,371,000 compared to the same period in 2003, as a result of an increase in income from our urology segment.

Provision for income taxes for the six months ended June 30, 2004 increased $398,000 compared to the same period in 2003 due to an increase in income.

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Our total revenues for the three months ended June 30, 2004 increased $13,607,000 (37%) as compared to the same period in 2003. Revenues from our urology operations increased by $4,662,000 (31%) due to the acquisition of Medstone during February 2004. The actual number of procedures performed in the three months ended June 30, 2004 increased by 1,505 (22%) compared to the same period in 2003. Actual revenues from Medstone in the quarter totaled $3.4 million on 1,650 procedures and 5,398 procedures generating per use license fees from the lithotripter sales. We also had $1.4 million in Medstone equipment sales. Our manufacturing revenues increased $8,969,000 (42%) due to both an increase in average price per unit and to the number of units shipped increasing from 94 during the three months ended June 30, 2003 to 101 during the same period in 2004. The price per unit increased as a result of an increase in larger command and control units, which usually have a significantly higher sales price.

Our costs of services and general and administrative expenses (excluding depreciation and amortization) for the three months ended June 30, 2004 increased from 72% to 74% of revenues, primarily due to increases in our manufacturing operations, which has lower operating margins than our urology operations. Our costs of services associated with our urology operations increased $2,130,000 (32%) in absolute terms and remained consistent at 44% of our urology revenues. Costs associated with Medstone revenues discussed above totaled $3.2 million. Our cost of services associated with our manufacturing operations increased $8,134,000 (42%) in absolute terms and remained consistent at 90% of our manufacturing revenues. Our corporate expenses remained constant at 2% of revenues, increasing $253,000 (32%) in absolute terms, as we continue to successfully grow without proportionately adding corporate expenses.

Depreciation and amortization expense increased $15,000 for the three months ended June 30, 2004 compared to the same period in 2003. This decrease relates to several lithotripsy units being fully depreciated in late 2003 and early 2004, as well as certain computer equipment installed in our central business office in late 2000, partially offset by an increase from our new Medstone equipment.

Minority interest in consolidated income for the three months ended June 30, 2004 increased $1,489,000 compared to the same period in 2003, primarily as a result of an increase in income from our urology segment. The lost income from operations from our Alabama partnership was wholly-owned.

Provision for income taxes for the three months ended June 30, 2004 increased $721,000 compared to the same period in 2003 due to an increase in taxable income.

Liquidity and Capital Resources

Cash and cash equivalents were $3,775,000 and $9,780,000 at June 30, 2004 and December 31, 2003, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the six months ended June 30, 2004 and 2003, our subsidiaries distributed cash of approximately $16,939,000 and $16,842,000, respectively, to minority interest holders.

Cash provided by operations, after minority interest, was $14,903,000 for the six months ended June 30, 2004 and $13,429,000 for the six months ended June 30, 2003. Fee and other revenue collected increased by $13,811,000 while cash paid to employees, suppliers of goods and others increased by $10,829,000. These fluctuations are attributable to increased operations in our manufacturing segment and from our acquisition of Medstone as well as the timing of accounts payable and accrued expense payments. An increase in interest payments of $1,789,000 was due primarily to proceeds received for the termination of our interest rate swap in May 2003.

Cash used in our investing activities for the six months ended June 30, 2004 was $687,000 primarily due to purchases of equipment and leasehold improvements totaling $5,101,000 partially offset by net cash received from our Medstone acquisition. Cash used in our investing activities for the six months ended June 30, 2003 was $17,216,000 due primarily to $12,301,000 used in our acquisition of Winemiller Communications and Aluminum Body Corporation, or ABC. We purchased equipment and leasehold improvements totaling $3,469,000. We also had $1,742,000 remaining in an escrow account at June 30, 2003 related to certain contingent consideration for the ABC acquisition.

Cash used in our financing activities for the six months ended June 30, 2004 was $20,221,000, primarily due to the distributions to minority interests of $16,939,000 and net payments on notes payable of $3,718,000. Cash used in our financing activities for the six months ended June 30, 2003 was $7,174,000, primarily due to distributions to minority interests of $16,842,000, partially offset by net borrowings on notes payable of $11,018,000.

Senior Credit Facility

Our senior credit facility is a revolving line of credit, and it expires on July 25, 2005. The revolving line of credit has a borrowing limit of $50 million, none of which was drawn at June 30, 2004 and July 27, 2004. Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, restrict the amount of our consolidated debt, restrict our ability to make certain loans and investments, and provide that we must maintain certain financial ratios.

8.75% Notes

In addition, we have $100 million of unsecured senior subordinated notes. The notes bear interest at 8.75% and interest is payable semi-annually on April 1st and October 1st. Principal is due April 2008.

The indenture governing our 8.75% notes contains covenants that, among other things: (1) limit the incurrence of additional indebtedness; (2) limit certain investments; (3) limit restricted payments; (4) limit the disposition of assets; (5) limit the payment of dividends and other payment restrictions affecting subsidiaries; (6) limit transactions with affiliates; (7) limit the creation of liens; and (8) restrict mergers, consolidations and transfers of assets. In the event of a change of control under the indenture, we will be required to make an offer to repurchase the 8.75% notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. Our merger with HealthTronics described above will not be a change of control under the indenture.

The 8.75% notes are unsecured general obligations and are subordinated in right of payment to all our existing and future senior indebtedness and are guaranteed by our subsidiaries on a full, unconditional, joint and several basis.

Other

Interest Rate Swap .. In August 2002, we entered into an interest rate swap which was designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate was based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. In August 2003, we entered into two new interest rate swaps for $25 million each which were designated as fair value hedges. The floating rates of the two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps. As of June 30, 2004, approximately $700,000 in proceeds from these swaps was capitalized and is being amortized as a reduction to future interest expense over the remaining life of the 8.75% notes.

Other long term debt. At June 30, 2004, we had approximately $4 million of debt related to our building in Austin, Texas, which bears interest at prime plus 1% and is due in monthly installments until November 2006. We also had notes totaling $6.1 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At June 30, 2004, we had an obligation totaling $1,200,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at June 30, 2004, as part of our Medstone acquisition, we had an obligation totaling $767,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had an obligation for $33,000 related to the estimated fair values of “puts” on our common stock held by two previous minority interest owners of one of our subsidiaries, AK Specialty Vehicles, each of which may be exercised for approximately 121,360 shares in June 2005 at per share purchase price of $7.19.

Stock Repurchases. During 1998, we announced a stock repurchase program of up to $25.0 million of our common stock. In February 2000, we announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 we increased this amount to $45.0 million. We have not repurchased any of our common stock since 2001. From time to time, we may purchase additional shares of our common stock where, in our judgment, market valuations of our stock do not accurately reflect our past and projected results of operations. We intend to fund any additional stock purchases using cash flows from operations and borrowings under our senior credit facility. Under our repurchase program, we had purchased 3,820,200 shares of our stock for a total cost of $32,524,000. These shares were retired in August 2002 and no additional shares have been purchased under this program.

General

The following table presents our contractual obligations as of June 30, 2004 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$110,756	$3,312	$7,202	$100,242	$--
Operating Leases (2)	5,027	1,429	2,220	931	447
Non-compete contracts (3)	1,967	625	1,033	309	--
Stock repurchase agreements (4)	33	33	--	--	--

Total	$117,783	$5,399	$10,455	$101,482	$447

(1)	Represents long term debt as discussed above.

(2)	Represents operating leases in the ordinary course of our business.

(3)	Represents an obligation of approximately $1,200 due to the previous owner of ABC, at a rate of $75 per quarter and an obligation of $767 due to an employee, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009.

(4)	Represents the estimated liability, in accordance with SFAS No. 150, of certain “put” rights on our common stock discussed above under “Other long term obligations”.

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

We intend to increase our urology operations primarily through forming new operating subsidiaries in new markets as well as by acquisitions. We seek opportunities to grow our manufacturing operations through acquisitions, expanding our product lines and by selling to a broader customer base. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where appropriate.

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

Adoption of Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, or FIN 46. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and July 1, 2003 for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003. In October 2003, the FASB delayed the implementation date for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003 until fiscal years beginning after December 31, 2003. FIN 46 was subsequently revised and reissued in December 2003. The reissued guidance required implementation by March 31, 2004. The application of this Interpretation did not have a material effect on our consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2004, we had long-term debt (including current portion) totaling $110,756,000, of which $100 million has a fixed rate of interest of 8.75%, $48,000 has fixed rates of 5% to 11%, $3,948,000 bears interest at a variable rate equal to a specified prime rate and $6,055,000 bears interest at a variable rate equal to LIBOR + 1 to 3.75%. The remaining $705,000 relates to our interest rate swaps, which are discussed below. We are exposed to some market risk due to floating interest rate debt totaling $10,003,000 on which we make monthly or quarterly payments of principal and interest. An increase in interest rates of 1% would result in a $100,000 annual increase in interest expense on this existing principal balance.

Additionally, in August 2002, we entered into an interest rate swap, which is designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. This swap had the effect of converting $50 million of our 8.75% notes from a fixed to floating rate instrument with a rate of LIBOR plus 4.57%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swap in May 2003. In August 2003, we entered into two new interest rate swaps for $25 million each, which were designated as fair hedges. The floating rates of the two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000. At June 30, 2004, approximately $700,000 in net proceeds from these swaps was capitalized and is being amortized as a reduction to future interest expense over the remaining life of the 8.75% notes.

Item 4 – Controls and Procedures

At June 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures are effective.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or (Approximate Dollar value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/22/2004(1)	67,200	$ 4.33	-	-

                   (1) During the second quarter, 2004, we reduced the number of shares of our common stock outstanding by 67,200 shares to reflect as unexercised a warrant covering 67,200 shares which warrant we previously reflected as exercised.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 26, 2004, we held an annual meeting of our stockholders to consider and vote on the election of our board of directors. Management solicited proxies for this meeting.

The following eight individuals were nominated to serve on our board of directors: R. Steven Hicks, Brad A. Hummel, Carl S. Luikart, M.D., Michael R. Nicolais, William A. Searles, Kenneth S. Shifrin, Michael J. Spalding, M.D. and Perry M. Waughtal

All nominees were elected. The voting was as follows:

Nominee	Votes For	Votes Against	Votes Withheld
R. Steven Hicks Brad A. Hummel Carl S. Luikart Michael R. Nicolais William A. Searles Kenneth S. Shifrin Michael J. Spalding, M.D. Perry M. Waughtal	16,572,204 16,488,404 16,488,404 16,488,404 16,488,404 16,488,404 16,488,404 16,572,204	120,606 204,406 204,406 204,406 204,406 204,406 204,406 120,606	-- -- -- -- -- -- -- --

Item 6. Exhibits and Reports on Form 8-K.

(a) (b)	Exhibits

12.1  Computation of ratio of earnings to fixed charges.
31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer
32.2 Certification of Chief Financial Officer

Current Reports on Form 8-K

On April 28, 2004, we filed a report on Form 8-K disclosing our first quarter 2004 earnings release.

On June 14, 2004, we filed a report on Form 8-K disclosing our execution of a merger agreement with HealthTronics Surgical Services, Inc. pursuant to which we would merge with and into HeathTronics.

On June 15, 2004, we filed a report on Form 8-K disclosing a presentation to the investment community.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2004	PRIME MEDICAL SERVICES, INC. By: /s/ John Q. Barnidge John Q. Barnidge, Senior Vice President and Chief Financial Officer