Form 10-Q
period 2004-09-30
PRIME MEDICAL SERVICES INC /TX/
filed 2004-11-08
CIK 895810

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
OR
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

YES   X  NO

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.01 par value	Number of Shares Outstanding at November 1, 2004 20,705,335

PART I

ITEM 1 — FINANCIAL INFORMATION

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2004	2003	2004	2003
Revenue:
Urology	$20,003	$15,658	$55,989	$45,756
Manufacturing	26,192	23,641	80,462	70,780
Other	237	260	712	785

Total revenue	46,432	39,559	137,163	117,321

Cost of services and general and
administrative expenses:
Urology	9,155	5,963	24,861	18,974
Manufacturing	24,076	22,503	73,287	64,923
Corporate	700	901	2,724	2,341
Depreciation and amortization	1,837	1,759	5,303	5,410

	35,768	31,126	106,175	91,648

Operating income	10,664	8,433	30,988	25,673

Other income (expenses):
Interest and dividends	58	43	207	264
Interest expense	(2,380)	(2,338)	(7,033)	(6,875)
Loan fees	--	(257)	--	(257)
Other, net	76	203	44	(55)

	(2,246)	(2,349)	(6,782)	(6,923)

Income before provision for income
taxes and minority interests	8,418	6,084	24,206	18,750

Minority interest in consolidated income	6,592	4,910	16,856	12,803

Provision for income taxes	584	399	2,605	2,022

Net income	$1,242	$775	$4,745	$3,925

Basic earnings per share:
Net income	$0.06	$0.05	$0.24	$0.23

Weighted average shares outstanding	20,680	17,145	20,012	17,182

Diluted earnings per share:
Net income	$0.06	$0.04	$0.23	$0.23

Weighted average shares outstanding	21,013	17,366	20,282	17,387

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

($ in thousands)	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$6,385	$9,780
Accounts receivable, less allowance for doubtful
accounts of $444 in 2004 and $512 in 2003	24,456	27,245
Other receivables	731	795
Deferred income taxes	13,021	8,385
Prepaid expenses and other current assets	2,328	1,617
Inventory	30,506	21,288

Total current assets	77,427	69,110

Property and equipment:
Equipment, furniture and fixtures	42,104	40,161
Building and leasehold improvements	12,188	11,235

	54,292	51,396
Less accumulated depreciation and amortization	(26,776)	(27,440)

Property and equipment, net	27,516	23,956

Other investments	2,916	3,088
Goodwill, at cost	185,882	177,974
Other noncurrent assets	6,841	5,840

	$300,582	$279,968

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except share data)	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
LIABILITIES

Current liabilities:
Current portion of long-term debt	$3,397	$3,345
Accounts payable	9,362	8,617
Accrued distributions to minority interests	--	6,908
Accrued expenses	13,728	10,137
Customer deposits	6,904	6,259

Total current liabilities	33,391	35,266

Long-term debt, net of current portion	107,040	111,728
Other long term obligations	1,279	1,397
Deferred income taxes	21,003	17,889

Total liabilities	162,713	166,280

Minority interest	9,076	7,077

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none outstanding	--	--
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,078,633 shares issued
in 2004 and 17,324,585 issued in 2003; and 20,695,667 outstanding in 2004 and	211	173
17,081,869 outstanding in 2003
Capital in excess of par value	88,916	70,813
Accumulated earnings	41,584	36,839
Treasury stock, at cost, 382,966 shares in 2004 and 242,716 shares in 2003	(1,918)	(1,214)

Total stockholders' equity	128,793	106,611

	$300,582	$279,968

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$143,092	$120,355
Cash paid to employees, suppliers of goods and others	(114,133)	(92,421)
Interest received	207	264
Interest paid	(4,991)	(3,397)
Taxes refunded	794	8

Net cash provided by operating activities	24,969	24,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	3,155	(12,513)
Escrow deposits	513	(1,742)
Purchases of equipment and leasehold improvements	(6,403)	(5,128)
Distributions from investments	232	274
Proceeds from sales of equipment	568	243

Net cash used in investing activities	(1,935)	(18,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	1,491	19,572
Payments on notes payable, exclusive of interest	(5,776)	(14,148)
Distributions to minority interest	(22,509)	(21,346)
Contributions by minority interest, net of buyouts	153	(280)
Purchase of treasury stock	--	(1,214)
Exercise of stock options	212	--

Net cash used in financing activities	(26,429)	(17,416)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,395)	(11,473)

Cash and cash equivalents, beginning of period	9,780	20,174

Cash and cash equivalents, end of period	$6,385	$8,701

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2004	2003
Reconciliation of net income to net cash provided by operating activities:
Net income	$4,745	$3,925
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated income	16,856	12,803
Depreciation and amortization	5,303	5,410
Provision for uncollectible accounts	(97)	218
Provision for deferred income taxes	1,741	4,667
Stock buyback agreements	(816)	850
Equity in earnings of affiliates	(60)	(48)
Proceeds from termination of interest rate swap	--	1,151
Other	(418)	356

Changes in operating assets and liabilities, net of effect of purchase transactions:
Accounts receivable	5,515	1,946
Other receivables	(217)	2,285
Other assets	(6,320)	(2,961)
Accounts payable	(1,630)	(4,028)
Accrued expenses	367	(1,765)

Total adjustments	20,224	20,884

Net cash provided by operating activities	$24,969	$24,809

See accompanying notes to consolidated financial statements.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2004 (Unaudited)

1. General

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of September 30, 2004 and the results of operations and cash flows for the periods presented. These statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities and as discussed herein.

On June 11, 2004, we executed a definitive Agreement and Plan of Merger with HealthTronics Surgical Services, Inc. (HealthTronics) pursuant to which we will, if all closing conditions are met (including approval of the merger by our stockholders and HealthTronics shareholders), merge with and into HealthTronics, with HealthTronics as the surviving corporation. Under the terms of that agreement, as a result of the merger, our stockholders will receive one share of HealthTronics common stock for each share of our common stock. Because our stockholders will own approximately 62% of the shares of HealthTronics common stock after the merger, and because our directors and senior management will represent a majority of the combined company’s directors and senior management, we will be deemed to be the acquiring company for accounting purposes and the merger will be accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The consideration paid (purchase price) will be allocated to the tangible and intangible net assets of HealthTronics based on their fair values, and the net assets of HealthTronics will be recorded at fair values as of the completion of the merger and added to those of Prime. The assets acquired and liabilities assumed will be deemed to be those of HealthTronics because HealthTronics will be the surviving legal entity.

2. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2004 (continued) (Unaudited)

2. Earnings per share (continued)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share

Nine Months Ended September 30, 2004

Net income	$4,745	$4,745

Weighted average shares outstanding	20,012	20,012
Effect of dilutive securities	--	270

Shares for EPS calculation	20,012	20,282

Net income per share	$0.24	$0.23

Nine Months Ended September 30, 2003

Net income	$3,925	$3,925

Weighted average shares outstanding	17,182	17,182
Effect of dilutive securities	--	205

Shares for EPS calculation	17,182	17,387

Net income per share	$0.23	$0.23

Three Months Ended September 30, 2004

Net income	$1,242	$1,242

Weighted average shares outstanding	20,680	20,680
Effect of dilutive securities	--	333

Shares for EPS calculation	20,680	21,013

Net income per share	$0.06	$0.06

Three Months Ended September 30, 2003

Net income	$775	$775

Weighted average shares outstanding	17,145	17,145
Effect of dilutive securities	--	221

Shares for EPS calculation	17,145	17,366

Net income per share	$0.05	$0.04

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2004 (continued) (Unaudited)

2. Earnings per share (continued)

We did not include in our computation of diluted EPS unexercised stock options and warrants to purchase 1,625,000 and 3,050,000 shares of our common stock as of September 30, 2004 and 2003, respectively, because the effect would be antidilutive.

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

($ in thousands)	Urology	Manufacturing

Nine Months Ended
September 30, 2004

Revenue from
external customers	$55,989	$80,462

Intersegment revenues	--	--

Segment profit	10,044	6,308

Nine Months Ended
September 30, 2003

Revenue from
external customers	$45,756	$70,780

Intersegment revenues	--	603

Segment profit	9,775	5,039

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2004 (continued) (Unaudited)
3.	Segment Reporting (continued)

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of operations:

($ in thousands)	Nine Months Ended September 30, 2004 2003

Total segment profit	$16,352	$14,814
Corporate revenues	712	785
Unallocated corporate expenses:
General and administrative	(2,724)	(2,341)
Net interest expense	(6,574)	(6,299)
Loan Fees	--	(257)
Other, net	(416)	(755)

Total unallocated corporate expenses	(9,714)	(9,652)

Income before income taxes	$7,350	$5,947

($ in thousands)	Urology	Manufacturing

Three Months Ended
September 30, 2004

Revenue from
external customers	$20,003	$26,192

Intersegment revenues	--	--

Segment profit	2,849	1,842

Three Months Ended
September 30, 2003

Revenue from
external customers	$15,658	$23,641

Intersegment revenues	--	--

Segment profit	3,756	840

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2004 (continued) (Unaudited)
3.	Segment Reporting (continued)

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of operations:

($ in thousands)	Three Months Ended September 30, 2004 2003

Total segment profit	$4,691	$4,596
Corporate revenues	237	260
Unallocated corporate expenses:
General and administrative	(700)	(901)
Net interest expense	(2,247)	(2,165)
Loan fees	--	(257)
Other, net	(155)	(359)

Total unallocated corporate expenses	(3,102)	(3,682)

Income before income taxes	$1,826	$1,174

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our proforma information follows (in thousands except for earnings per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,242	$775	$4,745	$3,925
Stock-based employee compensation
expense, net of tax	282	275	866	1,046
Pro forma net income	$960	$500	$3,879	$2,879
Pro forma earning per share:
Basic	$0.05	$0.03	$0.19	$0.17
Diluted	$0.05	$0.03	$0.19	$0.17

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2004 (continued) (Unaudited)

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

6. Condensed Financial Information Regarding Guarantor Subsidiaries

Condensed consolidating financial information for us, our Guarantor Subsidiaries and our Non-guarantor Subsidiaries for September 30, 2004 and 2003 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The Guarantor Subsidiaries are wholly owned subsidiaries of ours that have fully, unconditionally, jointly and severally guaranteed our 8.75% unsecured senior subordinated notes.

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2004 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Urology	$7,625	$19,621	$42,617	$(13,874)	$55,989
Manufacturing	6,181	80,462	--	(6,181)	80,462
Other	--	712	--	--	712

Total revenue	13,806	100,795	42,617	(20,055)	137,163

Cost of services and general and
administrative expenses:
Urology	--	8,454	16,407	--	24,861
Manufacturing	--	73,287	--	--	73,287
Corporate	160	2,564	--	--	2,724
Depreciation and amortization	--	2,466	2,837	--	5,303

	160	86,771	19,244	--	106,175

Operating income	13,646	14,024	23,373	(20,055)	30,988

Other income (expenses):
Interest and dividends	66	119	22	--	207
Interest expense	(6,525)	(279)	(229)	--	(7,033)
Other, net	22	68	(46)	--	44

Total other income (expenses)	(6,437)	(92)	(253)	--	(6,782)

Income before provision for income
taxes and minority interest	7,209	13,932	23,120	(20,055)	24,206
Minority interest in consolidated income	--	--	--	16,856	16,856

Provision for income taxes	2,464	126	15	--	2,605

Net income	$4,745	$13,806	$23,105	$(36,911)	$4,745

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Urology	$7,200	$11,893	$38,756	$(12,093)	$45,756
Manufacturing	5,039	70,780	--	(5,039)	70,780
Other	--	785	--	--	785

Total revenue	12,239	83,458	38,756	(17,132)	117,321

Cost of services and general and
administrative expenses:
Urology	--	1,740	17,234	--	18,974
Manufacturing	--	64,923	--	--	64,923
Corporate	73	2,268	--	--	2,341
Depreciation and amortization	--	2,153	3,257	--	5,410

	73	71,084	20,491	--	91,648

Operating income	12,166	12,374	18,265	(17,132)	25,673

Other income (expenses):
Interest and dividends	53	189	22	--	264
Interest expense	(6,285)	(353)	(237)	--	(6,875)
Loan fees	(257)	--	--	--	(257)
Other, net	--	299	(354)	--	(55)

Total other income (expenses)	(6,489)	135	(569)	--	(6,923)

Income before provision for income
taxes and minority interest	5,677	12,509	17,696	(17,132)	18,750
Minority interest in consolidated income	--	--	--	12,803	12,803
Provision for income taxes	1,752	270	--	--	2,022

Net income	$3,925	$12,239	$17,696	$(29,935)	$3,925

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Three Months Ended September 30, 2004 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Urology	$2,283	$6,854	$15,218	$(4,352)	$20,003
Manufacturing	1,842	26,192	--	(1,842)	26,192
Other	--	237	--	--	237

Total revenue	4,125	33,283	15,218	(6,194)	46,432

Cost of services and general and
administrative expenses:
Urology	--	3,615	5,540	--	9,155
Manufacturing	--	24,076	--	--	24,076
Corporate	118	582	--	--	700
Depreciation and amortization	--	899	938	--	1,837

	118	29,172	6,478	--	35,768

Operating income	4,007	4,111	8,740	(6,194)	10,664

Other income (expenses):
Interest and dividends	10	40	8	--	58
Interest expense	(2,206)	(97)	(77)	--	(2,380)
Other, net	1	70	5	--	76

Total other income (expenses)	(2,195)	13	(64)	--	(2,246)

Income before provision for income
taxes and minority interest	1,812	4,124	8,676	(6,194)	8,418
Minority interest in consolidated income	--	--	--	6,592	6,592
Provision for income taxes	570	(1)	15	--	584

Net income	$1,242	$4,125	$8,661	$(12,786)	$1,242

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Operations Three Months Ended September 30, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Urology	$2,686	$4,126	$13,603	$(4,757)	$15,658
Manufacturing	840	23,641	--	(840)	23,641
Other	--	260	--	--	260

Total revenue	3,526	28,027	13,603	(5,597)	39,559

Cost of services and general and
administrative expenses:
Urology	--	562	5,401	--	5,963
Manufacturing	--	22,503	--	--	22,503
Corporate	20	881	--	--	901
Depreciation and amortization	--	732	1,027	--	1,759

	20	24,678	6,428	--	31,126

Operating income	3,506	3,349	7,175	(5,597)	8,433

Other income (expenses):
Interest and dividends	--	35	8	--	43
Interest expense	(2,155)	(92)	(91)	--	(2,338)
Loan fees	(257)	--	--	--	(257)
Other, net	--	314	(111)	--	203

Total other income (expenses)	(2,412)	257	(194)	--	(2,349)

Income before provision for income
taxes and minority interest	1,094	3,606	6,981	(5,597)	6,084
Minority interest in consolidated income	--	--	--	4,910	4,910
Provision for income taxes	319	80	--	--	399

Net income	$775	$3,526	$6,981	$(10,507)	$775

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Balance Sheet September 30, 2004 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$30	$3,582	$2,773	$--	$6,385
Accounts receivable, net	--	15,845	8,611	--	24,456
Other receivables	--	2,783	(2,052)	--	731
Deferred income taxes	2,061	10,960	--	--	13,021
Prepaid expenses and other current assets	15	2,190	123	--	2,328
Inventory	--	30,506	--	--	30,506

Total current assets	2,106	65,866	9,455	--	77,427

Property and equipment:
Equipment, furniture and fixtures	--	13,891	28,213	--	42,104
Building and leasehold improvements	--	12,176	12	--	12,188

	--	26,067	28,225	--	54,292
Less accumulated depreciation
and amortization	--	(8,966)	(17,810)	--	(26,776)

Property and equipment, net	--	17,101	10,415	--	27,516

Investment in subsidiaries
and other investments	251,223	7,439	--	(255,746)	2,916
Goodwill, net of accumulated amortization	--	185,882	--	--	185,882
Other noncurrent assets	1,648	4,689	504	--	6,841

	$254,977	$280,977	$20,374	$(255,746)	$300,582

LIABILITIES
Current liabilities:
Current portion of long-term debt	$188	$311	$2,898	$--	$3,397
Accounts payable	--	9,146	216	--	9,362
Accrued expenses	5,748	7,278	702	--	13,728
Customer deposits	--	6,904	--	--	6,904

Total current liabilities	5,936	23,639	3,816	--	33,391
Long-term debt, net of current portion	100,470	3,611	2,959	--	107,040
Other long term obligations	--	1,279	--	--	1,279
Deferred income taxes	19,778	1,225	--	--	21,003

Total liabilities	126,184	29,754	6,775	--	162,713

Minority interest	--	--	--	9,076	9,076
STOCKHOLDERS' EQUITY
Common stock	211	--	--	--	211
Capital in excess of par value	88,916	--	--	--	88,916
Accumulated earnings	41,584	--	--	--	41,584
Treasury stock	(1,918)	--	--	--	(1,918)
Subsidiary net equity	--	251,223	13,599	(264,822)	--

Total stockholders' equity	128,793	251,223	13,599	(264,822)	128,793

	$254,977	$280,977	$20,374	$(255,746)	$300,582

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Cash Flow Nine Months Ended September 30, 2004 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net cash provided by (used in)
operating activities	$(8,977)	$4,745	$29,201	$--	$24,969

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equity investments and entities	--	3,155	--	--	3,155
Purchases of property and equipment	--	(3,733)	(2,670)	--	(6,403)
Proceeds from sales of equipment	--	514	54	--	568
Distributions from subsidiaries	11,232	7,760	--	(18,992)	--
Distributions from investments	--	232	--	--	232
Escrow deposits	513	--	--	--	513

Net cash provided by (used in)
investing activities	11,745	7,928	(2,616)	(18,992)	(1,935)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Borrowings on notes payable	--	--	1,491	--	1,491
Payments on notes payable exclusive of
interest	(3,000)	--	(2,776)	--	(5,776)
Contributions by minority interest,
net of buyouts	--	--	153	--	153
Distributions to minority interest	--	--	--	(22,509)	(22,509)
Exercise of stock options	212	--	--	--	212
Distributions to equity owners	--	(11,232)	(30,269)	41,501	--

Net cash provided by (used in)
financing activities	(2,788)	(11,232)	(31,401)	18,992	(26,429)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(20)	1,441	(4,816)	--	(3,395)
Cash and cash equivalents, beginning of period	50	2,141	7,589	--	9,780

Cash and cash equivalents, end of period	$30	$3,582	$2,773	$--	$6,385

PRIME MEDICAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2003 (Unaudited)

($ in thousands)	Prime Medical Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net cash provided by (used in)
operating activities	$(6,997)	$9,384	$22,422	$--	$24,809

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equity investments and entities	--	(12,513)	--	--	(12,513)
Purchases of property and equipment	--	(2,017)	(3,111)	--	(5,128)
Proceeds from sales of equipment	--	186	57	--	243
Distributions from subsidiaries	18,371	8,569	--	(26,940)	--
Investments	(12,000)	--	--	12,000	--
Distributions from investments	--	274	--	--	274
Escrow deposits	(1,742)	--	--	--	(1,742)

Net cash provided by (used in)
investing activities	4,629	(5,501)	(3,054)	(14,940)	(18,866)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Borrowings on notes payable	16,000	--	3,572	--	19,572
Payments on notes payable exclusive of
interest	(12,500)	--	(1,648)	--	(14,148)
Contributions by minority interest,
net of buyouts	--	--	(280)	--	(280)
Distributions to minority interest	--	--	--	(21,346)	(21,346)
Purchase of treasury stock	(1,214)	--	--	--	(1,214)
Contributions from parent	--	12,000	--	(12,000)	--
Distributions to equity owners	--	(18,371)	(29,915)	48,286	--

Net cash provided by (used in)
financing activities	2,286	(6,371)	(28,271)	14,940	(17,416)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(82)	(2,488)	(8,903)	--	(11,473)
Cash and cash equivalents, beginning of period	66	7,897	12,211	--	20,174

Cash and cash equivalents, end of period	$(16)	$5,409	$3,308	$--	$8,701

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified below and in the text surrounding forward-looking statements in this report, you should consult our reports on Form 10-K and other filings with the Securities and Exchange Commission for factors that could cause our actual results to differ materially from those presented.

Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. The following important factors, in addition to those referred to above, could affect the future results of our industries in general, and us in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	uncertainties in our establishing or maintaining relationships with physicians and hospitals;

•	the impact of current and future laws and governmental regulations;

•	uncertainties inherent in third party payors’ attempts to limit health care coverages and levels of reimbursement;

•	uncertainties in our establishing or maintaining relationships with our manufacturing suppliers;

•	the effects of competition and technological changes;

•	the availability (or lack thereof) of acquisition or combination opportunities; and

•	general economic, market or business conditions.

General

We provide urology services and design and manufacture trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry.

Urology Services. According to the American Foundation for Urologic Disease, nearly 10% of Americans are afflicted with kidney stones during their lifetime. Most kidney stones occur within the 40-60 year old age group. The two primary forms of treatment of kidney stones are lithotripsy and endoscopy, a form of invasive surgery that sometimes utilizes laser. Of the approximately 600,000 kidney stone cases each year, approximately 225,000 to 250,000 are treated with lithotripsy. Lithotripsy uses extracorporeal shock waves to break up kidney stones into small pieces, which can pass naturally through the body’s urinary tract. This procedure is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery.

Our services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. As of September 30, 2004, we owned 86 lithotripters, 68 of which are mobile and 18 of which are fixed site. We do not render any medical services. Rather, the physicians do.

We have two types of contracts, retail and wholesale. Retail contracts are contracts where we contract with the hospital and private insurance payors. Wholesale contracts are contracts where we contract only with the hospital. The two approaches functionally differ in that, under a retail contract, we generally bill for the entire non-physician fee for all patients other than governmental pay patients, for which the hospital bills the non-physician fee. Under a wholesale contract, the hospital generally bills for the entire non-physician fee for all patients. In both cases, the billing party contractually bears the costs associated with the billing service, including pre-certification, as well as non-collection. The non-billing party is generally entitled to its fees regardless of whether the billing party actually collects the non-physician fee. Accordingly, under the wholesale contracts where we are the non-billing party, the hospital generally receives a greater proportion of the total non-physician fee to compensate for its billing costs and collection risk. Conversely, under the retail contracts where we generally provide the billing services and bear the collection risk, we receive a greater proportion of the total non-physician fee.

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee is roughly $3,400 and $1,600 under the retail and wholesale arrangements, respectively for 2004 and 2003. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

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

Although, for the three and nine months ended September 30, 2004 and 2003, manufacturing revenue was higher than urology revenue, the operating margins on urology revenue have been, historically, much higher than on manufacturing revenue. We recognize urology revenue primarily from the following sources:

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

Manufacturing.     We design, construct and engineer mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices such as magnetic resonance imaging, or MRI machines, cardiac catheterization labs for testing blood pressure, CT scanware, or CAT scan machines, lithotripters, postitron emission tomography devices, or machines for PET scans, and equipment designed for mobile command and control centers, and broadcasting and communications applications.

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

On June 11, 2004, we executed a definitive Agreement and Plan of Merger with HealthTronics Surgical Services, Inc., or HealthTronics, pursuant to which we will, if all closing conditions are met (including approval of the merger by our stockholders and HealthTronics shareholders), merge with and into HealthTronics, with HealthTronics as the surviving corporation. Under the terms of that agreement, as a result of the merger, our stockholders will receive one share of HealthTronics common stock for each share of our common stock. Because our stockholders will own approximately 62% of the shares of HealthTronics common stock after the merger, and because our directors and senior management will represent a majority of the combined company’s directors and senior management, we will be deemed to be the acquiring company for accounting purposes and the merger will be accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The consideration paid (purchase price) will be allocated to the tangible and intangible net assets of HealthTronics based on their fair values, and the net assets of HealthTronics will be recorded at fair values as of the completion of the merger and added to those of Prime. The assets acquired and liabilities assumed will be deemed to be those of HealthTronics because HealthTronics will be the surviving legal entity.

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We have two reporting units, urology and manufacturing. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of September 30, 2004, we had goodwill of $186 million.

A second critical accounting policy and estimate which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors.

A third critical accounting policy is consolidation of our investment in partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. The consolidated financial statements include our accounts, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. The related partnership agreements provide for broad powers by the general partner. The limited partners do not participate in the management of the partnership and do not have the substantial ability to remove the general partner. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20% - 50%, or by the cost method if ownership is less than 20%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Our total revenues for the nine months ended September 30, 2004 increased $19,842,000 (17%) as compared to the same period in 2003. Revenues from our urology operations increased by $10,233,000 (22%) due primarily to the acquisition of Medstone during February 2004. The actual numbers of procedures performed in the nine months ended September 30, 2004 increased by 3,235 (15%) compared to the same period in 2003 due primarily to the Medstone acquisition. Average revenue per procedures decreased by 8% because procedures from our Medstone acquisition have a lower average rate. For the nine months ended September 30, 2004, actual Medstone revenues from the acquisition date forward totaled $7.8 million on 3,983 procedures and 13,283 procedures generating per use license fees from the lithotripter sales. We also had $3 million in Medstone equipment sales. Revenues from our organic operations were down approximately $600,000 or 1% as compared to same period in 2003. Our manufacturing revenues increased $9,682,000 (14%) due to a significant increase in the average price per unit. The increase in price per unit is the result of an increase in the sale of command and control units, which usually have a significantly higher sales price. The total number of units actually shipped decreased from 285 during the nine months ended September 30, 2003 to 274 in the same period in 2004.

Our costs of services and general and administrative expenses for the nine months ended September 30, 2004 decreased from 78% to 77% of revenues. Our costs of services associated with our urology operations increased $5,887,000 (31%) in absolute terms and increased from 41% to 44% of our urology revenues. All of these increases relate to costs associated with our newly acquired Medstone operations, which totaled $7.8 million. Our costs related to organic operations actually decreased $1.3 million primarily due to reduced personnel costs, including a partial reversal of our discretionary bonus accrual, and a decrease in legal costs due to the hiring of an internal legal department in early 2004. Our cost of services associated with our manufacturing operations increased $8,364,000 (13%) in absolute terms and decreased from 92% to 91% of our manufacturing revenues. Our corporate expenses remained constant at 2% of revenues, increasing $383,000 (16%) in absolute terms, as we continue to successfully grow without proportionately adding corporate expenses.

Depreciation and amortization expense decreased $107,000 for the nine months ended September 30, 2004 compared to the same period in 2003. This decrease relates to several lithotripsy units becoming fully depreciated in late 2003 and early 2004 as well as certain computer equipment installed in our central business office in late 2000, partially offset by an increase from our newly acquired Medstone equipment.

Minority interest in consolidated income for the nine months ended September 30, 2004 increased $4,053,000 compared to the same period in 2003. This increase is consistent with the percentage increase in income from our urology segment.

Provision for income taxes for the nine months ended September 30, 2004 increased $583,000 compared to the same period in 2003 and is consistent with the percentage increase in taxable income.

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Our total revenues for the three months ended September 30, 2004 increased $6,873,000 (17%) as compared to the same period in 2003. Revenues from our urology operations increased by $4,345,000 (28%) due primarily to the acquisition of Medstone in February 2004. The actual number of procedures performed in the three months ended September 30, 2004 increased by 1,449 (20%) compared to the same period in 2003 due primarily to the Medstone acquisition. Average revenue per procedures decreased by 8% because procedures from our Medstone acquisition have a lower average rate. Actual revenues from Medstone in the quarter totaled $2.7 million on 1,585 procedures and 5,338 procedures generating per use license fees from the lithotripter sales. We also had $1 million in Medstone equipment sales. Revenues from our organic operations increased $633,000 for the three months ended September 30, 2004 compared to the same period in 2003. This increase is a result of an increase in lithotripsy procedures and the startup of our greenlight laser operations. Greenlight lasers are a devise used as a treatment for benign prostatic hyperplasia. Our manufacturing revenues increased $2,551,000 (11%) due to an increase in average price per unit. The total number of units shipped decreased from 96 during the three months ended September 30, 2003 to 95 during the same period in 2004. The price per unit increased as a result of an increase in the sale of larger command and control units, which usually have a significantly higher sales price.

Our costs of services and general and administrative expenses for the three months ended September 30, 2004 decreased from 79% to 77% of revenues. Our costs of services associated with our urology operations increased $3,192,000 (54%) in absolute terms and increased from 38% to 46% of our urology revenues. Costs associated with Medstone revenues discussed above totaled $2.9 million. Our costs related to organic operations remained relatively constant as increased costs from our new greenlight laser operations were offset by a partial reversal of our discretionary bonus plan accrual. Our cost of services associated with our manufacturing operations increased $1,573,000 (7%) in absolute terms and decreased from 95% to 92% of our manufacturing revenues. Our corporate expenses remained constant at 2% of revenues, decreasing $201,000 (22%) in absolute terms, as we continue to successfully grow without proportionately adding corporate expenses.

Depreciation and amortization expense increased $78,000 for the three months ended September 30, 2004 compared to the same period in 2003. This increase relates to several lithotripsy units being fully depreciated in late 2003 and early 2004, as well as certain computer equipment installed in our central business office late 2000, offset by an increase from our newly-acquired Medstone equipment.

Minority interest in consolidated income for the three months ended September 30, 2004 increased $1,682,000 compared to the same period in 2003, which was consistent with the increase in income from our urology segment

Provision for income taxes for the three months ended September 30, 2004 increased $185,000 compared to the same period in 2003 due to an increase in taxable income.

Liquidity and Capital Resources

Cash and cash equivalents were $6,385,000 and $9,780,000 at September 30, 2004 and December 31, 2003, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the nine months ended September 30, 2004 and 2003, our subsidiaries distributed approximately $22,509,000 and $21,346,000, respectively, to minority interest holders.

Cash provided by operations, after minority interest, was $24,969,000 for the nine months ended September 30, 2004 and was $24,809,000 for the nine months ended September 30, 2003. Fee and other revenue collected increased by $22,737,000 while cash paid to employees, suppliers of goods and others increased by $21,712,000. These fluctuations are attributable to increased operations in our manufacturing segment and from our acquisition of Medstone as well as the timing of accounts payable and accrued expense payments. An increase in interest payments of $1,594,000 was due primarily to proceeds received for the termination of our interest rate swap in May 2003.

Cash used in investing activities for the nine months ended September 30, 2004 was $1,935,000 primarily due to purchases of equipment and leasehold improvements totaling $6,403,000 partially offset by net cash received from our Medstone acquisition. Cash used in our investing activities for the nine months ended September 30, 2003 was $18,866,000 primarily due to $12,513,000 used in our acquisitions of Winemiller Communications and Aluminum Body Corporation, or ABC. We purchased equipment and leasehold improvements totaling $5,128,000 in 2003. We also had $1,742,000 remaining in an escrow account at September 30, 2003 related to certain contingent consideration for the ABC acquisition.

Cash used in our financing activities for the nine months ended September 30, 2004 was $26,429,000, primarily due to the distributions to minority interest of $22,509,000 and net payments on notes payable of $4,285,000. Cash used in our financing activities for the nine months ended September 30, 2003 was $17,416,000, primarily due to the distributions to minority interests of $21,346,000, partially offset by net borrowings on notes payable of $5,424,000.

Accounts receivable as of September 30, 2004 has decreased $2,789,000 from December 31, 2003. This decrease is primarily related to our manufacturing segment which normally has more unit sales at the end of the fourth quarter than the third quarter, partially offset by an increase in receivables in urology from our newly acquired Medstone operations. Bad debt expense was less than $100,000 for the nine months ended September 30, 2004 compared to approximately $200,000 for the same period in 2003.

Inventory as of September 30, 2004 totaled $30,506,000 and increased $9,218,000 from December 31, 2003. This increase relates primarily to work in process in our manufacturing segment and newly acquired inventory from our Medstone acquisition. Total backlog for the manufacturing segment was $33,720,000 and $30,372,000 as of September 30, 2004 and 2003, respectively.

Senior Credit Facility

Our senior credit facility is a revolving line of credit, and it expires on July 25, 2005. The revolving line of credit has a borrowing limit of $50 million, none of which was drawn at September 30, 2004 and $5 million of which was drawn as of November 1, 2004. Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, restrict the amount of our consolidated debt, restrict our ability to make certain loans and investments, and provide that we must maintain certain financial ratios. As of September 30, 2004, we were not in compliance with one financial ratio, “Total Net Funded Debt to Adjusted EBITDA”. The maximum permitted ratio is 3.75 to 1 and our ratio as of September 30, 2004 was 3.9 to 1. We received a waiver of this noncompliance from the lenders under our credit facility and, as a result, there was no material impact on us.

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

The 8.75% notes are unsecured general obligations and are subordinated in right of payment to all our existing and future senior indebtedness and are guaranteed by certain of our subsidiaries on a full, unconditional, joint and several basis.

Other

Interest Rate Swap .. In August 2002, we entered into an interest rate swap which was designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate was based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. In August 2003, we entered into two new interest rate swaps for $25 million each which were also designated as fair value hedges. The floating rates of these two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps. As of September 30, 2004, approximately $658,000 in proceeds from these swaps was capitalized and is being amortized as a reduction to future interest expense over the remaining life of the 8.75% notes.

Other long term debt. At September 30, 2004, we had approximately $3.9 million of debt related to our building in Austin, Texas, which bears interest at prime plus 1% and is due in monthly installments until November 2006. We also had notes totaling $5.9 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At September 30, 2004, we had an obligation totaling $1,125,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at September 30, 2004, as part of our Medstone acquisition, we had an obligation totaling $704,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had an obligation for $33,000 related to the estimated fair values of “puts” on our common stock held by two previous minority interest owners of one of our subsidiaries, AK Specialty Vehicles, each of which may be exercised for approximately 121,360 shares in June 2005 at a per share purchase price of $7.19.

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

General

The following table presents our contractual obligations as of September 30, 2004 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$110,437	$3,397	$6,921	$100,119	$--
Operating Leases (2)	4,617	1,299	2,198	768	352
Non-compete contracts (3)	1,829	550	983	296	--
Stock repurchase agreements (4)	33	33	--	--	--

Total	$116,916	$5,279	$10,102	$101,183	$352

(1)	Represents long term debt as discussed above under “Senior Credit Facility”, “8.75% Notes” and “Other-Other Long Term Debt.”

(2)	Represents operating leases in the ordinary course of our business.

(3)	Represents an obligation of approximately $1,125 due to the previous owner of ABC, at a rate of $75 per quarter and an obligation of $704 due to an employee, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009.

(4)	Represents the estimated liability, in accordance with SFAS No. 150, of certain “put” rights on our common stock discussed above under “Other long term obligations.”

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2004, we had long-term debt (including current portion) totaling $110,437,000, of which $100 million has a fixed rate of interest of 8.75%, $37,000 has fixed rates of 5% to 11%, $3,885,000 bears interest at a variable rate equal to a specified prime rate and $5,857,000 bears interest at a variable rate equal to LIBOR + 1% to 3.75%. The remaining $658,000 relates to our interest rate swaps, which are discussed below. We are exposed to some market risk due to the floating interest rate debt totaling $9,742,000 on which we make monthly or quarterly payments of principal and interest. An increase in interest rates of 1% would result in a $97,000 annual increase in interest expense on this existing principal balance.

Additionally, in August 2002, we entered into an interest rate swap, which was designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. This swap had the effect of converting $50 million of our 8.75% notes from a fixed to floating rate instrument with a rate of LIBOR plus 4.57%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swap in May 2003. In August 2003, we entered into two new interest rate swaps for $25 million each, which were also designated as fair value hedges. The floating rates of these two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000. At September 30, 2004, approximately $658,000 in net proceeds from these swaps was capitalized and is being amortized as a reduction to future interest expense over the remaining life of the 8.75% notes.

Item 4 – Controls and Procedures

At September 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures are effective.

Except as discussed below, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

During the three months ended September 30, 2004, in response to an internal investigation related to a business transaction involving our manufacturing division, which is more fully described in a Form 8-K we filed on September 28, 2004, we implemented certain improvements to (1) strengthen our internal controls, including heightened authorization and documentation requirements for commissions, (2) establish clear guidelines and training protocol for the solicitation of and entering into government contracts, and (3) ensure that our personnel fully understand and appropriately execute internal control procedures.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

During the third quarter of 2004, warrants were exercised at an average price of $4.87 resulting in the issuance of 32,990 shares of our common stock. These share were issued under an exception from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

(a) (b)	Exhibits

12.  Computation of ratio of earnings to fixed charges.
31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer
32.2 Certification of Chief Financial Officer
99.1 Waiver of Certain Provisions of the Fifth Amended and Restated Loan Agreement dated November, 2004.

Current Reports on Form 8-K

On July 22, 2004, we filed a report on Form 8-K disclosing our second quarter 2004 earnings release.

On September 28, 2004, we filed a report on Form 8-K announcing the conclusion of an internal investigation of a business transaction involving our manufacturing division.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2004	PRIME MEDICAL SERVICES, INC. By: /s/ John Q. Barnidge John Q. Barnidge, Senior Vice President and Chief Financial Officer